Form 10-K
period 1993-11-28
STRAUSS LEVI ASSOCIATES INC
filed 1994-02-23
CIK 778977

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended NOVEMBER 28, 1993      Commission file number:  33-762
                          -----------------

                          LEVI STRAUSS ASSOCIATES INC.
             (Exact name of registrant as specified in its charter)
                Delaware                       94-2973849
        (State or other jurisdiction        (I.R.S  Employer
      of incorporation or organization)   Identification Number)
             1155 Battery Street, San Francisco, California  94111
                   (Address of principal executive offices)

       Registrant's telephone number, including area code (415) 544-6000

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                            YES  X   NO
                                ---     ---
The aggregate value of the registrant's voting stock held by non-affiliates, at $114 per share (based on the latest independent valuation), was approximately $32.0 million at January 10, 1994.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


                                                   OUTSTANDING AT
     CLASS OF COMMON STOCK                        JANUARY 10, 1994
     ---------------------                        ----------------
     Class E common stock, $.10 par value          1,193,413 shares
     Class L common stock, $.10 par value         51,410,950 shares

Documents incorporated by reference:    None

                                   FORM 10-K

                               TABLE OF CONTENTS
                                                                PAGE

                                     PART I
Item 1.    Business..........................................     3
Item 2.    Properties........................................    22
Item 3.    Legal Proceedings.................................    23
Item 4.    Submission of Matters to a Vote of Security
           Holders (in the 1993 fourth quarter)..............    23

                                    PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters.......................    24
Item 6.    Selected Financial Data...........................    25
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............    26
Item 8.    Financial Statements and Supplementary Data.......    36
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............    72

                                    PART III

Item 10.   Directors and Executive Officers of the
           Registrant........................................    73
Item 11.   Director and Executive Compensation...............    79
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management....................................    88
Item 13.   Certain Relationships and Related Transactions....    91

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K...............................    92

SIGNATURES...................................................    97

Financial Statement Schedules................................   100

Supplemental Information.....................................   104

Corporate Directory..........................................   105

- ----------
All percentage changes in this report are based on unrounded amounts.

                                     PART I

                               ITEM 1.  BUSINESS

OVERVIEW

Levi Strauss Associates Inc. (the Company) acquired Levi Strauss & Co. (LS&CO.) in 1985 and is the world's largest brand-name apparel manufacturer. It designs, manufactures and markets apparel for men, women and children, including jeans, slacks, shirts, jackets, skirts and fleece. Most of its products are marketed under the Levi's(R) and Dockers(R) trademarks and are sold in the United States and in many other locations throughout North and South America, Europe, Asia and Oceania. These products are produced by the Company worldwide at owned and operated facilities or by independent contractors.

The Company's revenues are derived mostly from the sale of jeans and jeans-related products. Jeans include pants that usually have five pockets and are made of denim, corduroy, twill and other fabrics. These and other jeans-related products generated approximately 71 percent of the Company's total sales in 1993 ($4.2 billion of $5.9 billion) and are the mainstays of the Company's profitability. Casual products (mostly pants and tops marketed under the Dockers(R) brand that are not jeans or jeans-related products) are increasingly becoming an important source of revenues in the U.S. The non-U.S. businesses generate higher gross profit as a percent of sales than U.S. businesses and are an important source of cash flows.

The worldwide apparel market is characterized by constant change and diversity. It is affected by demographic fluctuations in the consumer population, frequent shifts in prevailing fashions and styles, international trade and economic developments, and retailer practices.

The Company has historically enjoyed its largest brand share and customer base for jeans among men, especially those aged 15-24 years old, and, to a lesser extent, those aged 25 and over. The demographics of the U.S. and other industrialized countries outside the U.S. reflect aging populations and declining target markets. The demographics of less industrialized countries indicate growing younger populations and increasing target markets for the Company's jeans and jeans-related products.

The Company's market success is dependent on the Company's ability to quickly and effectively respond to changes in market trends and other consumer preferences, especially now that U.S. and Canada consumers are more price and value conscious and many competitors are offering lower priced and innovative products. This increasing price consciousness is putting pressure on brand and product loyalty. The ongoing competitive nature of the apparel industry and market trends present a continuous risk that new products or market segments may emerge and compete with the Company's existing products and/or markets.

The Company's business is also dependent on the quality of service the Company provides to its customers. Retailers are striving to maintain lower inventory positions and place orders closer in time to requested delivery dates. As a result, the Company has faced increasing pressure from U.S. retailers to improve its product support and delivery performance. Additionally, the U.S. retail market has changed in recent years, resulting in more centralized buying practices and potentially greater credit exposures from customers. Outside the U.S., customer service and product support demands from large retailers are also increasing.

ORGANIZATION STRUCTURE

The Company's current operating structure consists of two principal organizations: Levi Strauss North America (LSNA) and Levi Strauss International
(LSI).

LSNA encompasses the Company's businesses in the U.S., Canada and Mexico. The LSNA operating structure currently consists of seven principal marketing and/or operating divisions: Men's Jeans, Youthwear, Menswear, Womenswear, Canada, Mexico and Brittania Sportswear Ltd. Jeans and jeans-related products marketed by Men's Jeans and Dockers(R) products marketed by Menswear are the Company's most important source of U.S. sales and earnings. The Womenswear, Youthwear and Canada divisions also market jeans, jeans-related products and casual products, including Dockers(R) products. The Mexico division markets mostly jeans, jeans-related products and Dockers(R) products. Brittania Sportswear Ltd. markets the Brittania(R) line of men's and women's jeans, tops and casual sportswear in the U.S. As part of a strategic initiative, the Company is aligning its U.S. marketing divisions according to the Company's Levi's(R), Dockers(R) and Brittania(R) brands (SEE STRATEGIC INITIATIVES SECTION).

LSI markets jeans and related apparel outside North America and is a major source of operating income for the Company. Its sourcing methods include owned and operated facilities in certain countries and independent contractors. LSI is organized along geographic lines consisting of the Europe, Latin America and Asia Pacific divisions. Europe is the largest LSI division in terms of sales and profits. Asia Pacific is the second largest LSI division, principally due to the performance of its Japanese operations in recent years.

The Company continually evaluates the profitability and cash flow of its global operations. The following table presents U.S. and non-U.S. sales for 1993, 1992 and 1991.


                                            1993    1992    1991
                                           ------  ------  ------
                                               (In Millions)

U.S. operations                            $3,715  $3,483  $2,997
Non-U.S. operations                         2,177   2,087   1,906
                                           ------  ------  ------

                                           $5,892  $5,570  $4,903
                                           ======  ======  ======

For additional financial information concerning the U.S. and non-U.S. operations of the Company, SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

STRATEGIC INITIATIVES

The Company is in the process of examining and re-engineering various aspects of its brand marketing, customer service and operations/distribution strategies in response to current market and economic trends and in accordance with its Business Vision (SEE BUSINESS VISION SECTION). The Company believes its initiatives are essential to staying competitive and meeting the changing competitive needs of its customers. Summaries of these initiatives are as follows:

GLOBAL BRAND ALIGNMENT

The Company's strategy, as outlined in its Business Vision, is to position its brands to ensure consistency of image and values to consumers around the world. The Company is taking the following actions to implement this strategy:

     The Company is aligning its U.S. marketing divisions according to the Company's Levi's(R), Dockers(R) and Brittania(R) brands.

     The Company is analyzing its customer base and product distribution in all markets to ensure that its retail distribution is consistent with its brand image.

     The Company is entering into a joint venture to build and operate, in the U.S., stores selling only Levi's(R) jeans and jeans-related products (SEE RETAIL JOINT VENTURE CAPTION).

The Company's trademarks and brands differentiate its products from those of competitors. Due to the increasingly global nature of the marketplace, brands that are marketed in divergent distribution channels in different countries may confuse retailers and customers and dilute the Company's brand image. To align its brand image, the Company may alter its distribution and marketing procedures. Retailers may react adversely to changes in product distribution, service levels or other aspects of their customer relationship with the Company. However, the Company believes that consistent brand image, on a global basis, is essential to long-term success and attainment of overall objectives.

CUSTOMER SERVICE

The Company believes that retailer expectations for service from manufacturers are increasing in both the North American and European markets. These expectations and requirements relate to all aspects of the relationship between the manufacturer and retailer. Retailers want manufacturers to develop, deliver and replenish products faster, deliver retail floor-ready merchandise, participate in retail floor product presentation and provide ongoing support for the products on the retail floor. Additionally, manufacturers are expected to establish information systems that would be compatible with retailer systems and to adjust invoicing and payment methods, accordingly. The Company believes that superior customer service, as well as its product development and marketing ability, will be an essential element of competitive strength in the coming years.

The Company is engaged in various customer service initiatives in the U.S. and in certain non-U.S. businesses. It is reorganizing and re-engineering its entire U.S. operations to improve customer service, forge stronger relationships with its retail customers and reduce the time it takes to develop products and fill customer orders. The reorganization will affect the Company's entire U.S. supply chain, including product development, production and sourcing, sales and distribution processes, and its information resource systems.

The Company expects to upgrade its national distribution network and regionally link manufacturing, finishing and distribution facilities. This will entail the modernization, reconfiguration and expansion of facilities, including purchases of new facilities and equipment. The Company plans to utilize several regional customer service centers to carry core products and replenishable seasonal products of each brand for each consumer segment.
The Company intends to use a national center to store one-time seasonal products.

Additionally, the Company's initiatives will require information system changes to support the changes in its business processes and distribution network. Common data and on-line access for all parts of the supply chain are critical to reducing leadtimes and building alliances with customers and suppliers.

Although key elements of the organizational realignment and distribution system changes are not yet determined, the Company expects to complete this reorganization within the next few years. The Company expects to make capital expenditures of over $300 million during the next few years to support the new distribution network, expanded systems plans, and organization and manufacturing changes. Additionally, the Company expects to spend approximately $200 million for transitional expenses, including software costs, possible write-offs of existing facilities and equipment, training costs and other related expenses. All of these costs may be recognized throughout the implementation period and/or as expenditures occur, depending on the nature of the cost and the decisions made related to this initiative.

The LSI initiative to improve customer service will be consistent with the U.S. initiative framework, but modified based on local analysis of customer service requirements in each market.

ALTERNATIVE MANUFACTURING SYSTEMS

Alternative Manufacturing Systems (AMS) have been implemented in most of the Company's U.S. sewing plants. Similar programs have been implemented in the Company's Canada and Brazil facilities. AMS is a team-based approach to manufacturing, replacing the traditional assembly line. Team-based manufacturing is intended to improve quality, increase flexibility and shorten leadtimes, thus enabling the Company to respond more quickly to its retail accounts. However, the continuing conversion to and success of team-based manufacturing will require major education and training support for the next several years.

Additionally, the Company is implementing a new program ("F.A.S.T.") in the U.S. to link specific sewing plants to certain finishing centers and customer service centers to cut leadtimes and decrease the response time in filling customer orders. Traditionally, the U.S. sewing plants shipped products to a variety of finishing centers. The new processing program and the AMS are consistent with the Company's desire to reduce production leadtime and become more responsive to product changes and customer demands.

RETAIL JOINT VENTURE

As part of its efforts to create consistent brand image, the Company continues to explore and consider dedicated distribution channels, such as joint-venture stores in the U.S. that sell only Levi's(R) brand products. The Company currently has numerous franchised retail operations outside the U.S. that sell only Levi's(R) products. Unlike the non-U.S. franchise operations, the Company will have an equity interest in the U.S. joint ventures (SEE OPERATIONS OUTSIDE THE U.S. SECTION). During 1993, the Company entered into an agreement in principle with Designs, Inc., to form a joint venture that will own and operate stores, in the northeastern U.S., selling only Levi's(R) jeans and jeans-related products. The agreement is subject to negotiation of definitive agreements and final terms and regulatory approvals. The Company will hold a 30 percent interest in this joint venture and will participate in decisions about product presentation and similar image-related matters.

The joint ventures will also provide a vehicle for the Company to communicate the benefits of its products to retail customers and consumers, especially since consumers are more price conscious and value-oriented. The Company has very limited experience in operating retail stores in the U.S., therefore it is the Company's intent that its retail partners will have the primary responsibility for day-to-day operations.

RISKS OF STRATEGIC INITIATIVES

The Company is assuming substantial risks in undertaking these initiatives. For example, it faces disruption of its ongoing business operations during implementation. Management, other personnel and job definition changes may distract employees and adversely affect employee morale. The Company may incur unplanned additional implementation costs, with a resulting impact on cash flow and earnings.

The Company may face difficulties in developing the information systems necessary to support new business processes and customer service requirements. If the initiatives are adopted, the Company also may rely on new materials handling technologies in the new customer service centers, and must successfully integrate the software that operates the equipment with its business systems. The Company must also successfully manage the transition of employees to new positions and train them to meet the requirements of those positions, including operating effectively in a more team-based and technology-oriented environment. It will be doing so at the same time it is rolling-out a new compensation-based program that is intended to align employee efforts with overall Company strategies.

More broadly, these initiatives involve fundamental changes in the way the
Company operates its business.   There are numerous commercial, operating,
financial, legal and other risks and uncertainties presented by the design and implementation of such programs. Furthermore, the Company is not aware of undertakings of comparable magnitude in the apparel industry, and cannot predict with certainty the outcome of these initiatives. Although there can be no assurance that the Company will successfully design and implement these new business processes, or that the costs of these initiatives will not exceed estimates, the Company believes that the re-engineering initiative is essential to maintain its competitive position. Additionally, the Company believes it is important to implement these initiatives at a time when the Company's market and financial performance is strong.

U.S. OPERATIONS

The Company's U.S. operations are currently composed of the Men's Jeans, Youthwear, Menswear, Womenswear and Brittania Sportswear Ltd. marketing divisions that, along with Canada and Mexico, constitute the LSNA organization. Each U.S. division maintains its own merchandising, sales and advertising staff.

MARKETS

The Company's current U.S. apparel market is directly affected by consumer spending, the retail environment and competition. The U.S. economic environment is experiencing moderate inflation growth, low consumer confidence and a stagnant labor market. Consumer spending is low and consumers remain price sensitive. Retailers are responsive to consumer spending patterns and are offering more private label products and demanding higher levels of service and support from their vendors. Additionally, competitors are also becoming more aggressive by offering lower priced and innovative products.

The Company's strategy in responding to current market conditions focuses on sensitivity to fashion changes and consumer preferences, brand enhancement, timely product development, innovative marketing activities and enhanced relations with retailers and suppliers. As previously described, superior customer service and efficient product manufacturing is an integral element of the Company's business strategy.

The U.S. jeans market in 1993 declined from 1992 levels, with no growth expected in 1994. However, the Company continues to hold a significant market share in the young men's market. Demand for finished jeans products (garments that have been laundered or otherwise treated after assembly), including stonewashed and other wet-processed garments, continues to increase. Over the years, jeans demand by the male consumer has shifted toward substitute products such as casual slacks, shorts and fleecewear. The Company believes that these trends are in part a function of the broad demographic changes described earlier. The women's jeans market tends to be more fragmented among major competitors than jeans for men.

In recognition of the ongoing changes in the jeans market, the Company continues to add new designs, finishes, fabrications and colors to its traditional product lines. Ongoing efforts are placed on coordinating with laundry contractors, textile producers and other companies throughout the world to develop concepts and processes to promote finishing development leadership and finished product shade consistency. The growth in new product lines is reflected by the fact that in 1993 traditional "rigid denim" products sold by the Men's Jeans and Youthwear divisions provided 6 percent of total unit sales of those divisions, compared to 68 percent in 1985.

The casual sportswear market is dynamic, characterized by continuous product innovation and lower margins than those prevailing in the young men's jeans market due to higher labor content. The sportswear market, like the jeans market, is affected by demographic changes and changes in consumer lifestyles and buying habits. Market research indicates that the maturing male consumer is less brand conscious and brand loyal, and more price conscious and value-oriented, than the female consumer or the younger male consumer.

PRODUCTS AND STRATEGY

The Company manufactures and markets basic jeans, branded casual products and jeans-related products in a wide range of moderately-priced apparel categories. The 501(R) family of jeans, other basic denim jeans and related jeans products have traditionally been the Company's key products. In addition to the 501(R) products, the Men's Jeans division also markets the Red Tab(TM), Orange Tab(TM) and silverTab(TM) product lines. The Menswear division manufactures and markets men's casual and dress slacks and branded men's knit and woven shirts, including Dockers(R) and

Levi's(R) Action product lines. The Womenswear division markets jeans and casual sportswear products for the 501(R), Red Tab(TM), silverTab(TM), 900(R) series and Dockers(R) product lines. The Youthwear division markets jeans and casual youthwear products for the 501(R), Dockers(R) and Little Levi's(TM) product lines. Brittania Sportswear Ltd. manufactures and markets men's and women's jeans, tops and casual sportswear under the Brittania(R) and Brittgear(TM) labels.

U.S. sales of the 501(R) family of jeans amounted to 26 million units, 33 million units and 37 million units in 1993, 1992 and 1991, respectively. The decrease in unit sales for the 501(R) family of jeans is related to price increases, various counter-diversion tactics (SEE RISKS OF NON-U.S. OPERATIONS CAPTION) and the success of other Company jeans products, such as Orange Tab(TM) and other Red Tab(TM) products. The Company's 1993 market share of the challenging U.S. jeans market remained relatively stable with the previous year. The Company's unit sales for total U.S. jeans offerings totaled approximately 151 million units.

The Company launched an advertising campaign late in 1993 that will extend to 1994, to revitalize consumer interest in the 501(R) family of jeans. However, the Company still expects 1994 sales of the 501(R) family of products to decrease slightly. Additionally, the Company expects 1994 unit sales of silverTab(TM) products to decline due to the repositioning of this product line. Lower unit sales for the 501(R) family of jeans and silverTab(TM) products is expected to be partially offset by increased unit sales of lower margin Orange Tab(TM) products.

The Dockers(R) product line has been one of the most rapidly growing and successful lines in the U.S. apparel industry. Sales of Dockers(R) products totaled 64 million units, 67 million units and 57 million units in 1993, 1992 and 1991, respectively. The decline in unit sales is mainly attributable to increased competition and market saturation. The Company expects that sales of Dockers(R) products will be flat for the 1994 fiscal year. The Company's 1993 market share of the U.S. casual market was relatively flat with the previous year.

The Company's Dockers(R) men's product line and loose-fitting men's jeans represents a response to demographic and fashion changes. The Company continues to expand the Dockers(R) product line and is constantly adding new colors, fabrications and designs to the line. In 1993, the Company introduced a premium line of Dockers(R) casual pants and shirts products, Dockers(R) Authentics, which are intended to meet the demand for casual office-dress apparel.

Additionally, the Company plans to introduce a complete line of wrinkle-resistant Dockers(R) products in fiscal 1994. An initial limited release of these products for the 1993 Holiday season indicated positive retail results, however the lack of availability of certain processing equipment utilized in the finishing cycle could have a temporary effect of delaying the availability of these products. Also, there is no assurance that this product will be successful considering the intensity of competition (SEE COMPETITION CAPTION).

Levi's(R) jeans for women will continue to be updated with new colors and cuts in 1994. However, the women's Dockers(R) product line has not been received as well as the men's Dockers(R) product line and is gradually being repositioned as an upgraded casual sportswear line. Unit sales for women's Dockers(R) products are expected to decrease in 1994 due to the repositioning. Once repositioned, these Dockers(R) products will feature better quality construction and fabrics. Both the Levi's(R) jeans for women and the women's Dockers(R) product lines will be supported by new advertising campaigns.

The Company's Youthwear division primarily markets products to the boy's and girl's markets. Colored denim and loose silhouettes were prominent products sold by the Youthwear division during 1993.

Dollar sales of Men's Jeans products accounted for 33 percent, 31 percent and 29 percent of the worldwide sales of the Company in 1993, 1992 and 1991, respectively. U.S. sales of non-jeans-related casual apparel products represented 19 percent, 21 percent and 24 percent of worldwide dollar sales in those years. For additional financial information on U.S. operations, SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

The Brittania(R) brand represents the Company's presence in the growing mass merchant channel, which currently comprises nearly half of the jeans market. Brittania Sportswear Ltd. offers low-priced, high quality products to major mass merchant accounts and is a component of the overall U.S. marketing strategy. During 1993, the Company decided to operate the Brittania business as an independent business unit within LSNA and to move its headquarters to Seattle, Washington. This decision is intended to lower costs and strengthen the brand's competitive position in its marketplace.

COMPETITION

The Company and its largest competitor in the U.S. jeans market, VF Corporation, account for approximately one-half of the units sold in the U.S. jeans market. The Company believes that the combined brand share of its Levi's(R) and Brittania(R) products in the U.S. jeans market is second only to the combined share of VF Corporation's three principal brands, Wrangler(R), Lee(R) and Rustler(R).

The casual apparel market for men and women is characterized by intense competition, among manufacturers and retailers, and ease of entry for new producers. Import competition is more prevalent in the casual apparel market than in the jeans market. Apparel imports have generally lower labor costs and may exert downward pressure on prices of casual wear products. This situation is limited by U.S. trade policies that restrict apparel imports through quotas and tariffs (SEE GLOBAL SOURCING SECTION).

Cotton wrinkle-resistant slacks were introduced by competitors in 1993 and are gaining in popularity. Competitors are now applying the wrinkle-resistant process to other apparel items including shirts and sleepwear. These wrinkle-resistant slacks are in direct competition with the Company's existing Dockers(R) products. The Company plans to introduce a complete line of wrinkle-resistant Dockers(R) products in 1994 (SEE PRODUCTS AND STRATEGY CAPTION).

Based on the current U.S. economy, the retail environment, increased competition and increases in prices of the Company's jeans products over the last few years, the Company is expecting its U.S. unit sales in 1994 to be slightly lower than 1993.

DISTRIBUTION

The Company distributes its products through retail stores that satisfy its account selection criteria and sell directly to the retail consumer. The Company does not sell its first quality "in season" products to wholesalers, jobbers or distributors, and maintains a compliance program to enforce its distribution policy and to control unauthorized diversionary sales of its products (SEE RISKS OF NON-U.S. OPERATIONS CAPTION). The principal channels of distribution of the Company's products are department stores, specialty stores and national chains, including J.C. Penney Company, Inc., Sears Roebuck & Co. and Mervyn's Inc. The Company believes that industry leadership and brand strength of the Company's core products are maintained through the use of traditional distribution channels. U.S. sales to the Company's top 5 accounts represented 38 percent of total 1993 U.S. dollar sales. The Company's top 25 customers accounted for approximately 64 percent of the Company's total U.S. dollar sales. The Company has no long-term contracts or commitments with any of its customers. The loss of any of these customers could have an adverse effect on the Company's results and operations. Retail accounts are currently serviced by approximately 395 sales representatives for the U.S. divisions.

The Company continues to explore and consider dedicated U.S. distribution channels, such as stores that sell only Levi's(R) brand products (SEE STRATEGIC INITIATIVES SECTION) and in-store shops at retailer locations, consistent with its Business Vision (SEE BUSINESS VISION SECTION).

The Company distributes Brittania(R) products principally through mass merchant channels, including Kmart Corporation, Target Stores and Wal-Mart Stores, Inc. These three customers represent approximately 79 percent of Brittania Sportswear Ltd. total sales. The loss of any of these customers could have an adverse effect on Brittania Sportswear Ltd.'s results and operations, but not a material effect on the Company's total results. Brittania Sportswear Ltd. has no long-term contracts or commitments with any of its customers. Mass merchandisers comprise approximately 5 percent of the Company's U.S. unit sales for jeans.

ADVERTISING/MARKETING

The Company devotes substantial resources to advertising and marketing programs. In the United States, the Company advertises extensively on radio and television and in national publications as well as on billboards and other outdoor displays. It also participates in local co-operative advertising and visual merchandising programs under which the Company shares advertising costs with retailers.

In 1993, the Company continued several advertising campaigns that were launched in 1992, including a Men's Jeans and Youthwear campaign for loose-fitting jeans. The Company also initiated new advertising campaigns for women's, men's and boys' products. Additionally, the Company was named "Advertiser of the Year" at the 40th Annual Cannes International Advertising Festival in recognition of three decades of advertising excellence. In 1993, U.S. advertising expense was $246 million, a 7 percent increase from 1992.

The Company is increasing its use of sell-through presentation in which the Company influences the way its products are presented at the retail level. The Company assists retailers in displaying products in a manner intended to enhance the product's image and promote its quality.

OPERATIONS OUTSIDE THE U.S.

ORGANIZATION AND PRODUCTS

Operations outside the U.S. were the Company's most profitable businesses on a per unit basis in 1993. Generally, businesses outside the U.S. record higher gross profit as a percent of sales than businesses in the U.S., mostly due to higher overall average unit selling prices. These operations are generally organized by country, and manufacture and market jeans and related products outside the U.S.

Each country's operations within the European division are generally responsible for certain marketing activities, sales, distribution, finance and information systems. The European headquarters coordinates production, advertising and merchandising activities for core jeans products and also manages certain information systems development activities. Merchandising activities for tops are decentralized and located in various individual countries. With few exceptions, Canada, Mexico (both included in the LSNA organization), and the Latin America and Asia Pacific divisions are staffed with their own merchandising, sourcing, sales and finance personnel.

Sales for operations outside the U.S. are derived primarily from basic lines of jeans (particularly the 501(R) product line and other Red Tab(TM) products), tops and other denim apparel. These operations mainly sell directly to retailers in established markets. Retail accounts are currently serviced by approximately 360 sales representatives and 50 independent sales agents. Also, in 1993, the Company successfully tested the Dockers(R) line of products in Sweden.

Manufacturing and distribution activities for non-U.S. marketing divisions are independent of the Company's U.S. operations. However, in 1993 non-U.S. operations purchased $164 million of products from the Company's U.S. divisions. This amount is expected to remain stable in 1994.

The Company explores and evaluates new markets on an ongoing basis. In addition to its involvement in eastern Europe (including Hungary and Poland), in 1993, the Company commenced operations in Korea and Taiwan and plans to establish operations in India.

In 1993, net sales from non-U.S. operations were $2.2 billion compared to $2.1 billion in 1992. The Company believes its success in these markets reflects the Company's brand image and reputation, the continuing focus on core jeans products and the quality of its retail distribution, including stores that sell only Levi's(R) products. Considering the continuous changing needs of customers and consumers, and economic and trade developments (SEE GLOBAL SOURCING SECTION), among other things, there can be no long-term assurances that the
Company will maintain such profitability in these markets.   For additional
financial information about non-U.S. operations SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

THE MARKETS, COMPETITION AND STRATEGY

The Company markets products in over 40 countries. As in the U.S., demand for jeans outside the U.S. is affected by a variety of factors that vary in importance in different countries, including socio-economic and political conditions such as consumer spending rates, unemployment, fiscal policies and inflation. In many countries, jeans are generally perceived as a fashion item rather than a basic, functional product and, like most apparel items, are higher-priced relative to the U.S. The non-U.S. jeans markets are more sensitive to fashion trends than the U.S. market.

Additionally, the retail industry differs from country to country. Some of the Company's retail customers in certain countries are large "chain" retailers with centralized buying power. In other countries, the retail industry is comprised of numerous smaller, less centralized shops. Some non-U.S. customers are stores that sell only the Company's products and are independent of the Company. The Company distributes to 900 stores outside the U.S. that sell only Levi's(R) brand products. These stores are strategically positioned in prime locations around the world and offer a broad selection of premium Levi's(R) products using state-of-the-art retail fixtures and visual merchandising. Considering the increasingly competitive retail environment, the Company believes these stores are of strategic importance in enhancing the brand image of Levi's(R) products.

Other general factors, including the relative strength or weakness of the U.S. dollar and competition from local manufacturers, also affect the Company's financial results in markets outside the U.S. The Company has the largest brand share and strongest brand image in virtually all of its established non-U.S. markets. There are numerous local competitors of varying strengths in most of the Company's principal markets outside the U.S., but there is no single competitor with a comparable global market presence. However, VF Corporation is increasing its activity in markets outside the U.S. and is becoming a more important competitor, particularly in Europe.

In Europe, consumer demand has been less affected by demographic changes compared to the U.S. Core denim jeans, especially the 501(R) family of products, continue as key products in Europe and Canada. However, to meet the service commitments the Company makes to its customers around the world, and consistent with the customer service initiative in the U.S., the Company is launching a customer service initiative for the non-U.S. divisions.

Sales growth in the Asia Pacific division, particularly in Japan, has slowed during the current year. The Levi's(R) brand continues to be the market share leader in Mexico. The Company's Latin America division activities are mainly in Brazil.

Outside the U.S., advertising themes and strategies vary by country depending on the culture in each country, while maintaining consistency with the global positioning of the Levi's(R) brand. Advertising expenditures for non-U.S. operations were $130 million in 1993, a 12 percent increase from 1992.

RISKS OF NON-U.S. OPERATIONS

The Company's non-U.S. operations, including its use of non-U.S. manufacturing sources (SEE GLOBAL SOURCING SECTION), are subject to the usual risks of doing business outside the U.S. These risks include adverse fluctuations in currency exchange rates, changes in import duties or quotas, disruptions or delays in shipments and transportation, labor disputes, socio-economic and political instability. The occurrence of any of these events or circumstances could adversely affect the Company's operations and results. The Company evaluates the risk of non-U.S. operations when considering capital and reinvestment alternatives. The Company also uses various currency hedging strategies to mitigate the effects of currency fluctuations. In addition, it is not possible to accurately predict the effect that changing political and economic conditions in Russia and Eastern Europe will have on the Company's ability to develop operations there.

In many non-U.S. countries, the appeal of Levi's(R) products, particularly the 501(R) family of products, has propelled prices and profit margins far above those in the U.S., which encourages diversion of Levi's(R) products. Accumulators usually buy products in the U.S. at retail prices, or less, and ship them to non-U.S. countries for sale at a higher price, but lower than the retail prices charged by authorized retailers in those countries. Diverters usually procure products in the U.S. at wholesale costs and ship them to other countries for sale at a profit. These diversion tactics reduce the availability of products for U.S. consumers and negatively affect the Company's and retailers' results outside the U.S.

Higher average unit selling prices in the U.S. for certain products have narrowed the pricing gap between certain U.S. and non-U.S. jeans products, thus discouraging diversion. However, the risks of increasing prices in the U.S. for certain products include retailer and consumer resistance to pricing that exceeds their perception of the value of the Company's products. This is of particular concern in an environment characterized by difficult economic conditions and, in the U.S., increasing acceptance of lower priced or private label products. Also, the Company's distribution policy requires retailers to limit the number of certain jean products a customer can purchase in U.S. metropolitan-area stores. The Company ceases business relations with retailers known to cooperate with diverters.

Additionally, sales of counterfeit Levi's(R) products, mostly made in the People's Republic of China, occur in key markets on a regular basis. The Company is concerned about the loss of its reputation with consumers, who may unknowingly buy counterfeit products, and damage to its business in those markets. The Company actively searches for and investigates counterfeit products. It aggressively seeks to protect its trademarks and has filed numerous legal actions against counterfeiters.

GLOBAL SOURCING

Apparel manufacturing in less-developed countries continues to affect global apparel markets, including the U.S. market. These less-developed countries have lower labor costs and, in some cases, such as in the production of shirts, access to less expensive fabrics. Despite a growth in workers' health and safety and other costs in the U.S., the Company's U.S. owned and operated manufacturing base is trying to stay competitive in jeans production by achieving shorter leadtimes and meeting production requirements through AMS (SEE ALTERNATIVE MANUFACTURING SYSTEMS CAPTION).

The Company's imports into the U.S. have significantly increased in the past six years in response to overall sales growth in casual wear apparel. These casual wear products require more sewing and construction time and are, therefore, not as cost competitive when sourced from the Company's U.S. owned and operated facilities.

The Company has increased its use of, and has become more reliant upon, independent contractors for product sewing and finishing functions because of the continued growth in recent years in demand for more casual wear products. However, due to excess capacity at its U.S. owned and operated facilities, the Company plans to source more of its 1994 U.S. products through its facilities, as opposed to independent contractors and locations outside the U.S. Therefore, the Company's use of independent contractors is expected to decrease in 1994. The excess capacity is due to lower production requirements that resulted from the build-up of basic jeans products during 1993 (SEE UNSHIPPED ORDERS AND INVENTORIES SECTION). Additionally, the Company has shifted some of its owned and operated production from basic jeans products to other products due to the high basic jeans inventory and order cancellation levels during the year. This shift in sourcing operations could impact gross margin (SEE MANAGEMENT DISCUSSION AND ANALYSIS SECTION, UNDER ITEM 7, FOR ADDITIONAL INFORMATION).

In 1993 and 1992, approximately 54 percent of the apparel production units of the Company's U.S. operations were manufactured by independent contractors. Approximately 49 percent of non-U.S. products in 1993 were manufactured by independent contractors, compared to 48 percent in 1992. In 1993 and 1992, independent contractors were used for the finishing process for approximately 72 percent and 69 percent, respectively, of the finished units of U.S. operations. Approximately 55 percent of the finishing process for non-U.S. finished units in 1993 and 1992 was performed by independent contractors.

The Company has no long-term contracts with its manufacturing sources and competes with other companies for production facilities and import quota capacity. Although the Company believes that it has established close relationships with its manufacturing sources, the Company's future success will depend in some measure upon its ability to maintain such relationships and, more broadly, to develop and implement a long-term sourcing plan.

The Company established its Global Sourcing Guidelines (GSG) to provide direction for selecting contractors and suppliers that provide labor and/or material utilized in the manufacture and finishing of its products. These guidelines address issues that contractors and suppliers can control, for example, sharing the Company's ethical standards and commitment to the environment, providing workers with a safe and healthy work environment, maintaining fair employment practices and complying with legal requirements. The GSG also prohibits operating in countries that would have an adverse effect on global brand image or trademarks, expose employees or representatives to unreasonable risks, violate basic human rights, or threaten the Company's commercial interests due to political or social turmoil. The GSG possibly limits some of the Company's sourcing options as well as its access to certain lower cost production.

Textile trade policy of developed countries has increased the cost of importing apparel products produced in countries with lower labor costs through quotas and high tariffs. However, this protection of apparel manufacturers in developed countries, particularly the U.S., Canada, Australia, the European Free Trade Association countries and the European Economic Community (EEC), is gradually being reduced.

The North American Free Trade Agreement (NAFTA) was effective January 1, 1994. Quotas and tariffs will be phased out on specific goods of North American origin over a six-to-seven year period. The effect of NAFTA on the sourcing of goods to and from Mexico will have the most immediate impact on the Company. Once NAFTA is fully phased-in, the impact on the Company will be an approximate 5 percent reduction of tariffs on apparel imports from Mexico, and a 5 percent reduction in tariffs on Mexico imports from the U.S.

The member-countries of the international trade organization, the General Agreement on Tariffs and Trade (GATT), have negotiated a proposed agreement to complete the Uruguay Round agreement. The agreement must be approved by the U.S. Congress and the governments of all the member-countries. If approved, the pact would be implemented on January 1, 1995 and phased in over 10 years. The major provision of the draft agreement that would effect the Company is the phase out of the quota system. Therefore, the proposed GATT agreement could have an impact on the Company's sourcing strategy, once the multifiber agreement under GATT phases out. The Company cannot accurately assess at this time how the GATT agreement will affect its financial results and operations.

RAW MATERIALS

The Company's primary raw materials include fabrics made from cotton.
Synthetics and blends of synthetics with cotton or wool are used in certain product lines. Fabric is purchased mostly from U.S. textile producers for U.S. operations, and from both U.S. and non-U.S. textile producers for operations outside the U.S. Cone Mills Corp. and Burlington Industries supplied approximately 26 percent and 14 percent, respectively, of the total volume of fabrics purchased by the Company for U.S. operations in 1993. Cone Mills Corp. and Dominion Textiles Incorporated (including Swift Manufacturing Co., its wholly-owned subsidiary) supplied approximately 26 percent and 13 percent, respectively, of the Company's fabric purchases for non-U.S. operations in 1993. Cone Mills Corp. is the sole supplier of 01 denim, the fabric used in manufacturing 501(R) jeans.

The Company has not recently experienced and does not expect any substantial difficulty in obtaining raw materials. Its only long-term raw materials contract with a principal supplier is with Cone Mills Corp. The loss of one or more of the Company's principal suppliers could have an adverse effect on the Company's results and operations. As part of its U.S. re-engineering effort, the Company is rationalizing its supplier base to reduce the number of suppliers it uses for certain fabrics. The Company also purchases large quantities of thread and trim (buttons, zippers, snaps, etc.) but is not dependent on any one supplier for such items.

UNSHIPPED ORDERS AND INVENTORIES

As of November 28, 1993, the Company's unshipped order position for all products was approximately 95 million units, representing a decrease of approximately 13 percent over the comparable date last year. The decrease in unshipped orders was primarily attributable to the U.S. marketing divisions, as a result of retailers' reluctance to commit to orders as far in advance. This reduction was also partially attributable to a timing change in the Men's Jeans division from 3 booking seasons in 1992 to 2 booking seasons in 1993. The unshipped orders position for non-U.S. products was relatively flat compared with the previous year, reflecting the continued demand for the Company's products.

The Company's finished goods inventory was approximately 45 million units at year-end 1993, which was flat with the prior year's level. Production downtime late in the year reduced a build-up in the Men's Jeans division. The build-up resulted from consumer resistance to higher average unit selling prices and a general decline in consumer spending.

Additionally, retailers are keeping less inventory on hand and have been relying on suppliers to provide products on a more timely basis. This practice resulted in a high number of order cancellations in 1993. The 1993 unit cancellations increased 30 percent from 1992, mostly due to higher unit cancellations in the Men's Jeans division. The Men's Jeans division, whose inventory consists primarily of first quality saleable basic core products, is reducing some of its future production. Some of the excess production capacity is being shifted to other products (SEE GLOBAL SOURCING SECTION).

The Company is making an effort to create the optimal balance between the cost of maintaining current inventory levels with excess production capacity costs and customer service. The need to accommodate shorter delivery dates results in higher inventory levels, which increase the costs of warehousing and the risks of markdowns. Working capital requirements for ongoing operations and other needs were not materially affected by the high inventory unit levels during the year. The Company is in the process of re-engineering its North American operations to reduce the time it takes to develop products and fill customer orders (SEE STRATEGIC INITIATIVES SECTION).

TRADEMARKS AND LICENSING AGREEMENTS

The Company has a general program concerning the protection and enforcement of its trademark rights. The Company has registered the Levi's(R) trademark, one of its most valuable assets, in over 150 countries. The Company owns and has widely registered other trademarks that it uses in marketing jeans and other products, the most important of which in terms of product sales are the 501(R), Dockers(R), Pocket "TAB" Device and ARCUATE Design trademarks. The Company vigorously defends its trademarks against infringement, including initiating litigation to protect such trademarks when necessary.

The Company has licensing agreements permitting third parties to manufacture and market Levi's(R) branded products in countries where the Company has elected not to, or is unable to, manufacture or market on a direct basis. Additionally, it has agreements permitting third parties to manufacture and distribute certain other products, such as shoes, socks and belts, under the Levi's(R), Dockers(R) and Brittania(R) trademarks.

SEASONALITY

The apparel industry in the United States generally has four selling seasons-- Spring, Summer, Fall and Holiday. New styles, fabrics and colors are introduced on a regular basis, based on anticipated consumer preferences, and are timed to coincide with these retail selling seasons. Historically, seasonal selling schedules to retailers have preceded the related retail season by two to eight months. Outside the U.S., the apparel industry typically has two seasons-- Spring and Fall. The Company's business is impacted by the general seasonal trends that are characteristic of the apparel industry.

EMPLOYEES

The Company employs approximately 36,400 people, a majority of whom are production workers. A substantial number of production workers are employed in plants where the Company has collective bargaining agreements with recognized labor unions. The Company considers its employees to be an important asset of the Company and believes that its relationships with employees are satisfactory.

SOCIAL RESPONSIBILITY

Social responsibility is a matter of strong conviction on the part of the Company. The Company has a longstanding commitment to equal employment opportunity, affirmative action and minority purchasing programs. The Company seeks to be an active corporate citizen in the communities in which it operates and maintains a Worldwide Code of Business Ethics.

The Company has traditionally supported charitable social investment programs and intends to maintain its historical practice of charitable giving. During 1993, the Company's donations included $15.5 million to the Levi Strauss Foundation. The Company also contributed $.3 million to support matching gifts to the Red Tab Foundation, which was established to provide emergency financial assistance to the Company's employees and retirees in the United States. The Red Tab Foundation is currently in the process of expanding to non-U.S. affiliates.

The Levi Strauss Foundation made grants and contributions totaling approximately $7.9 million in 1993 and the Company made additional contributions of $3.8 million, primarily for international programs. These include grants in three community partnership giving (or staff-directed) areas: AIDS and Disease Prevention, economic development (projects which seek to enhance the economic options and opportunities of low-income individuals) and race relations (Project Change, a program in three U.S. communities). Also included are grants through the Community Involvement Team program (in which groups of employees or retirees volunteer their time to review local community needs and then develop and implement projects to meet those needs), the Corporate Childcare Fund and the employee matching gift and volunteer service program. Contributions by the Levi Strauss Foundation have averaged over $7.0 million for each of the last three years.

BUSINESS VISION

The Company developed its Business Vision to identify its goals and provide direction for prioritizing all its initiatives and strategies. The Business Vision is as follows:

     We will strive to achieve responsible commercial success in the eyes of our constituencies, which include stockholders, employees, consumers, customers, suppliers and communities. Our success will be measured not only by growth in shareholder value, but also by our reputation, the quality of our constituency relationships, and our commitment to social responsibility. As a global company, our businesses in every country will contribute to our overall success. We will leverage our knowledge of local markets to take advantage of the global positioning of our brands, our product and market strengths, our resources and our cultural diversity. We will balance local market requirements with a global perspective. We will make decisions which will benefit the Company as a whole rather than any one component. We will strive to be cost effective in everything we do and will manage our resources to meet our constituencies' needs. The strong heritage and values of the Company as expressed through our Mission and Aspiration Statements will guide all of our efforts. The quality of our products, services and people is critical to the realization of our business vision.

     We will market value-added, branded casual apparel with Levi's(R) branded jeans continuing to be the cornerstone of our business. Our brands will be positioned to ensure consistency of image and values to our consumers around the world. Our channels of distribution will support this effort and will emphasize the value-added aspect of our products. To preserve and enhance consumers' impressions of our brands, the majority of our products will be sold through dedicated distribution, such as Levi's(R) Only-Stores and in-store shops. We will manage our products for profitability, not volume, generating levels of return that meet our financial goals.

     We will meet the service commitments that we make to our customers. We will strive to become both the "Supplier of Choice" and "Customer of Choice" by building business relationships that are increasingly interdependent. These relationships will be based upon a commitment to mutual success and collaboration in fulfilling our customers' and suppliers' requirements. All business processes in our supply chain--from product design through sourcing and distribution--will be aligned to meet these commitments. Our sourcing strategies will support and add value to our marketing and service objectives. Our worldwide owned and operated manufacturing resources will provide significant competitive advantage in meeting our service and quality commitments. Every decision within our supply chain will balance cost, customer requirements, and protection of our brands, while reflecting our corporate values.

     The Company will be the "Employer of Choice" by providing a workplace that is safe, challenging, productive, rewarding and fun. Our global work force will embrace a culture that promotes innovation and continuous improvement in all areas, including job skills, products and services, business processes, and Aspirational behaviors. The Company will support each employee's responsibility to acquire new skills and knowledge in order to meet the changing needs of our business. All employees will share in the Company's success and commitment to its overall business goals, values and
     operating principles.   Our organization will be flexible and adaptive,
     anticipating and leading change. Teamwork and collaboration will characterize how we address issues to improve business results.

STATEMENT OF COMPANY MISSION AND ASPIRATIONS

The Company believes that shared goals are as critical to the Company's success as providing quality products and service and being a leader in the apparel industry. In order to identify and focus these shared goals, the Company adopted the following "Statement of Mission and Aspirations":

     MISSION STATEMENT

     The mission of the Company is to sustain responsible commercial success as a global marketing company of branded casual apparel. We must balance goals of superior profitability and return on investment, leadership market positions, and superior products and service. We will conduct our business ethically and demonstrate leadership in satisfying our responsibilities to our communities and to society. Our work environment will be safe and productive and characterized by fair treatment, teamwork, open communications, personal accountability and opportunities for growth and development.

     ASPIRATIONS FOR THE COMPANY

     We want a Company that our people are proud of and committed to, where all employees have an opportunity to contribute, learn, grow and advance based on merit, not politics or background. We want our people to feel respected, treated fairly, listened to and involved. Above all, we want satisfaction from accomplishments and friendships, balanced personal and professional lives, and to have fun in our endeavors.

     When we describe the kind of company we want in the future what we are talking about is building on the foundation we have inherited: affirming the best of our Company's traditions, closing gaps that may exist between principles and practices and updating some of our values to reflect contemporary circumstances. In order to make our aspirations a reality, we need:

         NEW BEHAVIORS: Leadership that exemplifies directness, openness to influence, commitment to the success of others, willingness to acknowledge our own contributions to problems, personal accountability, teamwork and trust. Not only must we model these behaviors but we must coach others to adopt them.

         DIVERSITY: Leadership that values a diverse workforce (age, sex, ethnic group, etc.) at all levels of the organization, diversity in experience and a diversity in perspectives. We are committed to taking full advantage of the rich backgrounds and abilities of all our people and to promote a greater diversity in positions of influence.
         Differing points of view will be sought; diversity will be valued and honesty rewarded, not suppressed.

         RECOGNITION: Leadership that provides greater recognition--both financial and psychic--for individuals and teams that contribute to our success. Recognition must be given to all who contribute: those who create and innovate and also those who continually support the day-to-day business requirements.

         ETHICAL MANAGEMENT PRACTICES: Leadership that epitomizes the stated standards of ethical behavior. We must provide clarity about our expectations and must enforce these standards throughout the corporation.

         COMMUNICATION: Leadership that is clear about Company, unit, and individual goals and performance. People must know what is expected of them and receive timely, honest feedback on their performance and career aspirations.

         EMPOWERMENT: Leadership that increases the authority and responsibility of those closest to our products and customers. By actively pushing responsibility, trust and recognition into the organization we can harness and release the capabilities of all our people.

The Company is providing Aspirations training to employees and holds managers and employees accountable for behaviors that are in accordance with these objectives through its employee performance review process.

Consistent with the Company's Mission and Aspirations, the Company sets high goals for responsible environmental stewardship and encourages business partners to do the same.

                              ITEM 2.  PROPERTIES

The Company's headquarters are located at Levi's Plaza in San Francisco, California. It currently leases approximately 681,000 square feet, of which 127,000 square feet is subleased to others. The Company owns approximately 204,000 square feet of office space adjacent to Levi's Plaza, commonly known as the Icehouse Building. Currently 195,000 square feet of this office space is used by the Company and approximately 9,000 square feet is being leased to others. The Company also leases 137,000 square feet in other locations in San Francisco and surrounding areas and 15,000 square feet in Florida.

The Company owns or leases 93 manufacturing, warehousing and distribution facilities, aggregating to approximately 11,031,400 square feet, as shown in the following table:

                             Owned(1)              Leased                    Total
                       ---------------------  --------------------    ----------------------
                         Number                 Number                 Number
                           of       Square        of       Square        of        Square
                       Facilities    Feet     Facilities    Feet     Facilities     Feet
                       ----------  ---------  ----------  --------   ----------  ----------
Manufacturing and
  Warehousing:
     U.S.                  27      2,976,496      17      1,004,700      44       3,981,196
     Non-U.S.              14      1,359,000       8        527,100      22       1,886,100
                           --      ---------      --      ---------      --      ----------
                           41      4,335,496      25      1,531,800      66       5,867,296
Distribution:
     U.S.                   6      3,179,946       2        442,950       8       3,622,896
     Non-U.S.               3        520,700      16      1,020,500      19       1,541,200
                           --      ---------      --      ---------      --      ----------
                            9      3,700,646      18      1,463,450      27       5,164,096

     Total                 50      8,036,142      43      2,995,250      93      11,031,392
                           ==      =========      ==      =========      ==      ==========

- -----------------
(1) Includes properties under capital lease.

The Company believes that its existing facilities are in good operating condition. The amounts shown in the table include approximately 406,200 square feet of manufacturing capacity and 1,651,200 square feet of distribution capacity currently subleased to others or not in use. SEE NOTE 9 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION ABOUT MATERIAL LEASES.

                           ITEM 3.  LEGAL PROCEEDINGS

The Company does not consider any pending legal proceeding to be material. In the ordinary course of its business the Company has pending, various cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company believes that these cases are not material in the aggregate in light of the strength of its legal positions in such matters, its accrued reserves and insurance.

The Company evaluates environmental liabilities on an ongoing basis and, based on currently available information, does not consider any environmental exposure to be material.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, during the 1993 fourth quarter.

                                    PART II

                 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

The Company's outstanding Class L common stock is held primarily by members of the families of certain descendants of the Company's founder and certain members of the Company's management. Class E common stock is currently held by the trustee for the Employee Investment Plan of Levi Strauss Associates Inc. ("EIP"), the Levi Strauss Associates Inc. Employee Long Term Investment and Savings Plan ("ELTIS") and employees who purchased stock through the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc. (ESAP) (SEE
NOTE 12 TO THE CONSOLIDATED FINANCIAL STATEMENTS). There is no established public trading market for either class of common stock and no shares of common stock are convertible into shares of any other classes of stock or other securities. All holders of Class L common stock are parties to, and bound by, an agreement restricting transfer of the Class L common stock. The outstanding shares of Class E common stock are subject to restrictions on transfer imposed by the EIP, ELTIS and ESAP. On January 10, 1994, there were approximately 191 Class L stockholders and 1,107 Class E stockholders.

SEE NOTE 19 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR STOCK VALUATION AND DIVIDEND INFORMATION.

                        ITEM 6.  SELECTED FINANCIAL DATA

The following table presents historical income statement data and balance sheet data of the Company for the past five fiscal years. This data has been derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen & Co., independent public accountants. Unless otherwise indicated, references to years in this Form 10-K refer to the fiscal years of the Company. Unless otherwise stated, the Company's common share amounts, per share data and other financial information appearing in this Form 10-K have been adjusted to reflect the exchange of Class F common stock for Class L common stock during 1991 as part of the recapitalization (SEE NOTE 20 TO THE CONSOLIDATED FINANCIAL STATEMENTS) as well as the two-for-one stock split of Class F common stock, which was effective on November 30, 1989.


                                                  Fiscal Year(1)
                                  ------------------------------------------------
                                    1993      1992      1991      1990      1989
                                  --------  --------  --------  --------  --------
                                    (Dollars in Millions Except Per Share Data)
INCOME STATEMENT
 DATA:
 Net sales                        $5,892.5  $5,570.3  $4,902.9  $4,247.2  $3,627.9
 Stock option charge                    --     158.0        --        --        --
 Operating income(2)                 851.7     677.4     750.0     622.3     533.6
 Interest expense                     37.1      53.3      71.4      83.0     127.8
 Income before
    extraordinary loss               492.4     362.4     366.5     264.9     272.3
 Net income                          492.4     360.8     356.7     251.2     272.3
 Income available to
    common stockholders              492.4     358.9     345.1     243.3     263.3
 Net income per common
    share before extraordinary
    loss                              9.38      6.94      6.44      4.28      4.34
 Net income per common
    share                             9.38      6.91      6.26      4.05      4.34
 Cash dividends declared
    per common share                  1.10      3.40       .20       .70      .175

BALANCE SHEET
 DATA:
 Total assets                      3,108.7   2,880.7   2,633.4   2,389.9   2,020.0
 Long-term debt and
  capital lease obligations           93.1     262.0     432.7     158.7     406.8
 Redeemable Series A
  preferred stock                       --        --      82.0      81.9      81.9
 Employee Stock Purchase
  and Award Plan common
  stock                               33.5      16.4        --        --        --
 Stockholders' equity              1,251.0     768.2     558.3     641.3     394.5
- ---------------

(1) Fiscal year 1993 contained 52 weeks and ended on November 28, 1993. Fiscal year 1992 contained 53 weeks and ended on November 29, 1992. Fiscal years 1991, 1990 and 1989 each contained 52 weeks and ended on November 24, 1991, November 25, 1990 and November 26, 1989, respectively.
(2) Fiscal years before 1993 were restated to reflect certain amendments and reclassifications of amounts related to the 1992 stock option charge, amortization of goodwill and intangibles, losses related to property, plant and equipment and certain operations-related items to operating income.
     SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.

                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following summary of results of operations, financial condition and liquidity discusses data contained in the Consolidated Financial Statements of the Company. The discussion focuses on 1993, 1992, and 1991 comparisons and includes analyses of major components of net income, specific balance sheet items, liquidity and capital resources. (Fiscal years 1993 and 1991 each contained 52 weeks, while fiscal year 1992 contained 53 weeks.)

During 1993, the Company filed with the Securities and Exchange Commission an amendment to its 1992 Form 10-K under the cover of Form 10-K/A. The Form 10-K amendments were to reclassify the 1992 stock option charge as an operating expense and to reclassify amounts related to the amortization of goodwill and intangibles and certain losses related to property, plant and equipment from other income, net to marketing, general and administrative expenses on the Consolidated Statements of Income. These reclassifications did not affect net income (SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION).

Additionally in 1993, a new line item, other operating (income) expense, net was created for the Consolidated Statements of Income. This new line includes certain operations related items that were previously classified as other income, net or marketing, general and administrative expenses. Certain 1992 and 1991 items have been reclassified to conform to the 1993 presentation format. (SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.)

RESULTS OF OPERATIONS

SUMMARY

The Company achieved a net income record of $492.4 million in 1993. Net income for 1993 increased $131.6 million from the previous 1992 record mostly due to a stock option charge that negatively affected 1992 net income (SEE STOCK OPTION CHARGE CAPTION). Excluding the 1992 stock option charge effect, current year net income would have increased $16.6 million from 1992, due to higher 1993 sales volume, a lower effective tax rate and lower interest expense. This net income increase was partially offset by lower other operating (income) expense, net. Cost of goods sold and marketing, general and administrative expenses for 1993 were flat with 1992, as a percent of sales.

Net income in 1992 of $360.8 million was slightly higher than 1991 net income of $356.7 million. Excluding the effects of the stock option charge, 1992 net income would have been $475.8 million (33 percent above 1991 net income) due to increased 1992 sales volume, a lower effective tax rate and lower interest expense.

In connection with a major initiative to align its U.S. marketing divisions by its Levi's(R), Dockers(R) and Brittania(R) brands and greatly improve customer service, the Company is reorganizing and re-engineering its U.S. operations. This will result in significant capital investments, costs and risks (SEE ADDITIONAL INFORMATION SECTION).

Net income for full year 1994 is expected to be significantly lower than 1993 mostly due to the effects of adopting Statement of Financial Accounting Standards (SFAS) No. 106 "Employers'

Accounting for Postretirement Benefits Other Than Pensions", slightly offset by the effects of adopting SFAS No. 109 "Accounting for Income Taxes," in 1994 (SEE BENEFIT PLANS SECTION AND PROVISION FOR TAXES CAPTION).

Additionally, the Company expects dollar sales in 1994 to increase only slightly due to weak global economic conditions and cautious consumer spending. The results of the past three years indicate that certain operating expenses have been growing at a faster rate than sales. The Company has not been able to pass along all of its higher costs through price increases, thus lowering operating income margins. Operating costs associated with the Company's initiative to improve customer service and lower profit margins are also expected to negatively impact 1994 net income.

NET SALES

Record dollar sales for 1993 of $5.9 billion increased 6 percent over the prior year amount of $5.6 billion due to record unit sales and higher average unit selling prices. Unit sales and average unit selling prices for 1993 increased 3 percent over 1992. Sales in 1992 increased 14 percent over 1991 sales of $4.9 billion for the same reasons. Additionally, although fiscal year 1993 contained 52 weeks compared to 53 weeks in 1992, 1993 average weekly sales were approximately 8 percent higher than 1992 sales.

U.S. dollar sales of $3.7 billion for 1993 increased 7 percent over the previous year amount of $3.5 billion mostly due to a 5 percent increase in average unit selling prices. However, higher order cancellations caused by the slow retail environment, increased prices on certain Company offerings and product competition (particularly private label and casual products), resulted in higher inventory levels of certain products during the year (SEE TRADE RECEIVABLES AND INVENTORIES CAPTION). These factors contributed to the decrease in U.S. dollar and unit sales for Dockers(R) products and the 501(R) family of products compared to 1992. In the U.S., the Company's top 25 retail customers currently account for approximately 64 percent of dollar sales, which was unchanged from the previous two years.

U.S. dollar sales for 1994 are expected to decrease slightly from the 1993 amount due to anticipated decreases in unit sales of basic high margin products, based on current forecasts of the Company's markets, competition and consumer spending trends.

Record dollar sales outside the U.S. of $2.2 billion for 1993 increased 4 percent over the 1992 amount of $2.1 billion due to record unit sales, which increased 8 percent from 1992. The Company's Europe division reported record unit sales, however, dollar sales were negatively impacted by the effects of unfavorable translation rates of certain European currencies to the U.S. Dollar for 1993 versus 1992. The Company's Asia Pacific division experienced record 1993 dollar sales due to record unit sales and favorable currency translation rates, compared to the previous year. The results in Europe and Asia Pacific reflect the continuing demand for the Company's basic denim products (particularly the 501(R) family of products). Overall dollar sales outside the U.S. are expected to grow in 1994. However, dollar sales may be adversely affected if the value of the U.S. Dollar versus European currencies strengthens, and by the weak economic conditions in many of the Company's markets.

Total Company dollar sales for 1994 are expected to increase slightly from 1993, mostly due to non-U.S. dollar sales increases. However, overall unit sales are expected to decrease due to the projected lower U.S. unit sales results, which will more than offset increases in non-U.S. unit sales.

GROSS PROFIT

As a percent of sales, the 1993 gross profit percentage of 38 percent was flat with 1992 and 1991. In dollars, 1993 gross profit increased 5 percent compared to the prior year period, despite the continuing growth of product costs and the negative effects of certain foreign currency translation rates. The gross profit increase was primarily attributable to higher unit selling prices and unit sales. Gross profit for 1992, in dollars, increased 14 percent from 1991 due to higher average unit selling prices and higher unit sales that more than offset higher product costs.

Generally, businesses outside the U.S. record higher gross profit as a percent of sales than businesses in the U.S., mostly due to higher overall average unit selling prices. The businesses outside the U.S. contributed 37 percent of total Company dollar sales and represented 54 percent of the Company's 1993 profit contribution before corporate expenses and taxes, compared to 53 percent in 1992 and 55 percent in 1991.

Although average unit selling prices in the U.S. increased over the last year, 1993 U.S. gross profit margins were adversely affected by higher product costs for certain products. Overall production requirements in the U.S. were reduced late in the year due to high inventory levels of basic jeans products (SEE TRADE RECEIVABLES AND INVENTORIES CAPTION). To reduce and align inventory levels with projected sales, the Company incurred some excess production capacity costs at certain U.S. owned and operated plants.

Consequently, the Company will produce a greater proportion of certain U.S. products at its owned and operated plants, as opposed to contractor production, in 1994 to mitigate the downtime at those plants. This change in production sourcing will negatively impact certain gross profits per unit. Additionally, expenses related to the continuing transition to team-based manufacturing and increases in U.S. sales of lower margin products, as opposed to higher margin products, will also impact gross profit.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Marketing, general and administrative expenses, as a percentage of sales, for 1993 were even with 1992 at 24 percent and one percentage point higher than 1991. Marketing, general and administrative expenses, in dollars, for 1993 increased 6 percent over 1992. This increase was mostly due to higher advertising, administrative, marketing and information resource expenses. Marketing, general and administrative expenses in 1992 increased 14 percent over 1991 for the same reasons.

Advertising expense for 1993 increased 8 percent over 1992. This increase was substantially due to new U.S. and Europe advertising campaigns and increased point-of-sale and media advertising in Europe. Advertising expense in 1992 increased 22 percent over 1991 mostly due to Men's Jeans, Menswear and Youthwear campaigns. (SEE BUSINESS SECTION, UNDER ITEM 1, FOR ADDITIONAL INFORMATION.)

Administrative expense for 1993 increased 8 percent from prior year. This increase was mostly due to expenses for new business development in Europe and Asia Pacific and higher office facility costs. Administrative expenses in 1992 increased 3 percent over 1991 mostly due to higher incentive compensation costs and non-U.S. business development costs that were partially offset by lower leverage buyout amortization expense (related to the 1985 acquisition of Levi Strauss & Co.).

Marketing expense increased 7 percent from prior year, primarily due to additional U.S. merchandising personnel and higher costs associated with the use of sample products in the U.S. The Company also incurred costs associated with promoting higher visibility of its products at the retail level. Outside the U.S., particularly in Europe, costs increased proportionately with increases in unit sales. Marketing expense increased 33 percent in 1992 over 1991 mostly due to costs related to the use of more sample products and increases in retail coordinators in the U.S.

Information resource expense for 1993 increased 8 percent from 1992 due to higher lease costs related to certain telecommunications equipment and depreciation related to new mainframe computer equipment. Additionally, higher programming and restructuring costs contributed to the 1993 increase. Information resource expense for 1992 increased 32 percent over 1991 due to increases in systems support, equipment acquisitions and rentals and development costs. Systems and software costs related to the Company's strategic initiative to increase customer service are expected to increase information resource expenses in 1994 (SEE ADDITIONAL INFORMATION SECTION).

OTHER OPERATING (INCOME) EXPENSE, NET

Other operating (income) expense, net for 1993 decreased $14.3 million from 1992 mostly due to anticipated costs related to the Company's initiative to improve customer service (which included potential losses for existing capital assets; SEE ADDITIONAL INFORMATION SECTION), costs related to idle facilities, relocating certain operations and establishing new operations outside the U.S. Other operating (income) expense, net for 1992 decreased $13.0 million from 1991 primarily due to higher licensee expenses and costs associated with idle facilities, which were partially offset by increased royalty income.

Total operating expenses are expected to increase in 1994 due to continuing costs related to the Company's initiative on customer service (SEE ADDITIONAL INFORMATION SECTION). (SEE NOTE 1 TO CONSOLIDATED FINANCIAL STATEMENTS REGARDING THE RECLASSIFICATION OF CERTAIN 1992 AND 1991 AMOUNTS TO OTHER OPERATING (INCOME) EXPENSE, NET.)

STOCK OPTION CHARGE

During 1992, the Company offered a special payment arrangement under the 1985 Stock Option Plan to facilitate the exercise by optionholders of their outstanding options. Holders of 65 percent of all outstanding options participated in this arrangement.

As a result of this arrangement, the Company recognized a pre-tax stock option charge of $158.0 million for all outstanding options during 1992. Separately, the Company also recorded compensation expense for related exercise bonuses and the accelerated use of presently non-vested options. Additionally, the Company disbursed $41.9 million to pay related withholding taxes for optionholders and $4.4 million for related exercise bonuses. A total of 532,368 shares of Class L treasury shares were reissued and 392,755 shares of treasury stock were retired. There are 499,749 options still outstanding and exercisable.

The net change in Stockholders' Equity in 1992 due to these stock option transactions (including the after-tax effect of the stock option charge) was an increase of $9.2 million.

INTEREST EXPENSE

Interest expense decreased 30 percent from 1992 primarily due to lower 1993 average debt balances. Interest expense in 1992 was 25 percent lower than 1991 due to lower interest rates and lower average debt balances. Cash flows from operations were used to reduce debt levels over the last two years, resulting in the lower average debt balances.

During 1993, the Company repaid debt on its primary and amended credit agreement and repaid and cancelled its outstanding Japanese Yen loan amounts. Additionally, the Company issued four series of notes payable to Class L stockholders in payment of dividends declared during the fourth quarter of 1992. The first series of notes were repaid during 1993. The interest associated with these notes has and is expected to have a minimal impact on interest expense. (SEE LIQUIDITY AND CAPITAL RESOURCES CAPTION.)

During 1992, the Company repaid debt on its then primary credit agreement and redeemed and cancelled the remaining balance outstanding of its 14.45% Subordinated Notes due 2000.

The average interest rate in 1993 was approximately 9 percent compared to 10 percent in 1992 and 1991. This decrease over the last year reflects the lower market for interest rates. The average interest rate also reflects the Company's use of interest rate swap transactions to hedge interest rate fluctuations. (SEE NOTE 6 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

The Company expects 1994 interest expense related to borrowings to be lower than 1993 due to anticipated lower 1994 average debt levels (SEE LIQUIDITY AND CAPITAL RESOURCES CAPTION).

OTHER INCOME, NET

Other income, net increased $6.7 million in 1993 from the prior year period primarily due to lower interest rate swap termination costs and fewer terminations of lease agreements with tenants. This increase was partially offset by lower interest income on investments. (SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS REGARDING THE RECLASSIFICATION OF CERTAIN OTHER INCOME, NET AMOUNTS.)

The $2.7 million decrease in other income, net for 1992 compared to 1991 was primarily attributable to losses incurred for the termination of several interest rate swap agreements. These swap agreements were terminated as a result of lower average debt levels. Lower interest income on investments in 1992, partially offset by lower net losses on foreign currency transactions, also contributed to the decrease.

PROVISION FOR TAXES

The increase in the 1993 provision for taxes compared to 1992 was substantially due to lower 1992 earnings caused by the stock option charge. The 1993 effective tax rate was 41 percent compared to 43 percent in 1992 and 47 percent in 1991. The reduction in the 1993 effective tax rate from 1992 was primarily due to the mix of non-U.S. and U.S. earnings and the negative effects of the one time stock option charge in 1992. The stock option charge produced a tax benefit of only 27 percent because of its negative impact on the utilization of foreign tax credits in 1992. In addition, the 1993 effective tax rate would have been lower, except for the 1993 U.S. tax bill that increased the U.S. statutory tax rate to 35 percent from 34 percent and, therefore, resulted in a 1 percent increase to the Company's 1993 full year effective tax rate.

The reduction in the 1992 rate from 1991 reflected positive changes in the mix of non-U.S. and U.S. earnings. Additionally, the 1992 rate was favorably affected by a settlement reached with the Internal Revenue Service concerning transfer pricing issues, partially offset by the lower tax benefit provided by the stock option charge.

The Company will comply in fiscal 1994 with the provisions of SFAS No. 109, which requires an asset and liability approach for financial accounting and reporting of income taxes. The Company will recognize a positive adjustment of $11.4 million upon adoption that will be recorded as a cumulative effect of a change in accounting principles on the Consolidated Statements of Income. (SEE
NOTE 3 TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.)

EXTRAORDINARY ITEM - LOSS FROM EARLY EXTINGUISHMENT OF DEBT

In 1992, the Company used cash generated from operations to purchase on the open market and subsequently cancel all remaining, $33.6 million, 14.45% Subordinated Notes due 2000. In 1991, the Company purchased and subsequently cancelled an aggregate of $97.1 million of the same notes either on the open market or in connection with a recapitalization plan (SEE NOTE 20 TO THE CONSOLIDATED FINANCIAL STATEMENTS). These transactions resulted in an extraordinary loss of $1.6 million in 1992 and $9.9 million in 1991, net of applicable income tax benefits. These losses also reflected accelerated amortization of previously capitalized issuance fees.

FINANCIAL CONDITION AND LIQUIDITY

The following discussion compares the liquidity position and certain balance sheet items of the Company as of year-end 1993 and 1992.

TRADE RECEIVABLES AND INVENTORIES

Trade receivables increased 18 percent from 1992 reflecting the 1993 dollar and unit sales records. The increase in trade receivables was also attributable to an increase in U.S. product pre-shipments to retailers during the fourth quarter of 1993. Additionally, the 1993 allowance for doubtful accounts, as a percent of receivables, was 13 percent lower than the 1992 percentage due to a higher number of account bankruptcies and credit failures in 1992.

Inventories at year-end 1993 were 9 percent above prior year, mostly due to the build-up of U.S. basic core inventories. This build-up of inventory was primarily attributable to production planning that was based on strong sale results during the first quarter of 1993. However, as the year progressed, sales were not consistently strong and did not match the production output. Additionally, inventory levels increased due to slow 1993 Back-to-School and Holiday seasons, for most marketing divisions, and increased order cancellations. The higher order cancellations reflected the effects of the Company's higher selling prices for certain products and existing inventories at retailers due to a slow retail market. Also, retailers have been keeping less inventory on-hand and relying on suppliers to provide products on a more timely basis. In an effort to partially reduce the high inventory levels during the year, the Company incurred production downtime late in the year.

At year-end 1993, unshipped orders were 13 percent below the previous year and order cancellations increased 30 percent, both due to the businesses in the U.S. These results reflect the reluctance of retailers to commit to orders far in advance. Additionally, lower consumer spending is expected to continue into 1994. The Company is currently evaluating its sourcing needs and plans to adjust future production accordingly.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net for 1993 increased 9 percent from year-end 1992. The increase in property, plant and equipment was due to capital expenditures that more than offset depreciation expense and retirements during the period. U.S. capital expenditures were related to office renovations, purchases of main-frame data processing equipment, and automation and ergonomic upgrades for the Company's U.S. production facilities. Outside the U.S., the Company upgraded and expanded several of its finishing and distribution facilities in Europe.

Capital expenditures were $143.2 million in 1993 and $146.2 million in 1992. Approximately $15.0 million of 1993 capital expenditures related to the Company's initiative on customer service. At year-end 1993, the Company had capital expenditure purchase commitments outstanding of approximately $32.6 million. Approximately 67 percent of these commitments were for distribution center and equipment needs in Europe and approximately 13 percent were for equipment needs in North America. The remaining commitments are for general office and information system needs.

The Company monitors the efficiencies of its facilities on an ongoing basis in conjunction with production requirements. The Company modernizes facilities and equipment as necessary and anticipates authorizations for capital expenditures of approximately $196.0 million for new 1994 projects, which does not include estimates related to the Company's initiative on customer service. Currently, actual spending on projects during the 1994 year is expected to be $165.0 million, not including spending related to the Company's initiative on customer service. Certain expenditures may be carried over to the following fiscal year based on timing of completion and spending limitations. Additionally, the Company expects to spend over $300.0 million during the next several years in connection with its initiative on customer service (SEE ADDITIONAL INFORMATION SECTION).

WORKING CAPITAL

Working capital of $1.0 billion at year-end 1993 increased $407.6 million from year-end 1992 and the current ratio increased to 1.9 from 1.5, respectively. The increase in working capital was mostly due to lower dividends payable, short-term borrowings and taxes payable and higher trade receivables and inventories. The increase in working capital was partially offset by increases in salaries, wages and employee benefits, mostly due to higher workers' compensation claims, and current maturities of a portion of dividend notes (SEE LIQUIDITY AND CAPITAL RESOURCES CAPTION). Working capital requirements for operations and other needs were minimally impacted by the higher inventory levels during the year (SEE TRADE RECEIVABLES AND INVENTORIES CAPTION).

LIQUIDITY AND CAPITAL RESOURCES

The increase of $15.0 million in cash and cash equivalents from year-end 1992 was primarily due to cash provided by operations. Cash provided by operations was mainly used for the net repayment of debt, capital expenditures and the payment of dividends. At year-end 1993, the Company's total outstanding debt balance was $145.8 million, 63 percent lower than year-end 1992.

In the first quarter of 1993, the Company renegotiated, amended and restated its primary credit agreement to provide for a $500.0 million unsecured working capital facility. Under the amended credit agreement, the Company no longer pledges as collateral the outstanding shares of common stock of its subsidiaries and its trademarks. This credit agreement will expire in 1997, but is renewable by the Company, with the consent of the lending banks. Commitment fees are paid on the unused portion of the amounts available for borrowing. Under the amended credit agreement the interest rates and commitment fees on the working capital facility are lower and the financial and operating covenants are less stringent compared to the prior credit agreement. At the time the amended agreement was established, the Company had repaid all amounts outstanding ($195.0 million) on its prior credit agreement and subsequently borrowed $125.0 million on the amended credit agreement. Since that time, net repayments on the amended credit agreement have resulted in an outstanding balance of $50.0 million at year-end 1993.

Additionally, the Company repaid all its outstanding 4.8 billion Japanese Yen loan amounts (U.S. dollar equivalent of $38.6 million) and cancelled the related credit line agreements during the first quarter of 1993.

Partially offsetting the 1993 debt reductions were the issuance in December 1992 of four series of notes payable to Class L stockholders for partial payment of a dividend declared in November 1992. These notes are payable in four semi-annual installments commencing June 15, 1993 and collectively total $77.1 million. These notes bear an interest rate incrementally above the six-month Treasury Bill rate. At year-end 1993 the Company had repaid the first series of dividend notes payable to Class L stockholders for an aggregate amount of $18.0 million, plus accrued interest of $.4 million. Subsequent to year-end, the Company repaid the second series of dividend notes payable to Class L stockholders for an aggregate amount of $18.0 million, plus accrued interest of $.7 million (SEE NOTES 6 AND 22 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION).

The Company expects 1994 debt levels to be lower than 1993. The Company plans to use a portion of cash generated from operations during 1994 for costs relating to the Company's initiative to improve customer service and for investments in retail joint ventures (SEE ADDITIONAL INFORMATION SECTION).

The Company also has interest rate swap transactions. The net amounts paid or received under interest rate swap contracts is recognized as interest expense. Several interest rate swap transactions were cancelled during 1993 and 1992 due to lower average debt levels. The gains and losses recognized from these cancellations were recorded as other income, net. (SEE NOTE 6 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

The Company uses forward and option currency contracts to reduce the risks of foreign currency fluctuations on its non-U.S. dollar denominated operations. The Company's market risk is directly related to fluctuations in the currency exchange rates. The Company's credit risk is limited to the currency rate differential for each agreement if a counterparty failed to meet the terms of the contract. The Company does not anticipate nonperformance by any counterparties. (SEE NOTES 1 AND 6 TO 8 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.)

For information regarding the sale of Class E common stock to the Company's employee investment plans, SEE NOTE 12 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

PAYMENT OF DIVIDENDS ON CLASS E STOCK

In June 1993, the Board of Directors declared a dividend of $.55 per share (totaling $.7 million), which was paid on August 27, 1993 to Class E stockholders of record on July 30, 1993. On November 18, 1993, the Board of Directors declared a dividend of $.55 per share (totaling $.7 million), which was paid on December 15, 1993 to Class E stockholders of record on December 1, 1993. There were no dividends declared on Class L common stock during the year. (SEE NOTES 19 AND 22 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.)

OTHER LIABILITIES

Other liabilities increased $85.7 million primarily due to increases in workers' compensation projections and certain pension and benefit plan estimates (SEE
NOTE 17 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION).

BENEFIT PLANS

POSTRETIREMENT BENEFIT PLANS

The Company will adopt SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" in fiscal 1994. Upon adoption of SFAS No. 106, the Company will recognize an expense to establish a "transition obligation," representing the value at the beginning of the year of the postretirement benefit obligation earned by employees and retirees in prior periods. Based on an actuarial valuation, the transition obligation is estimated to be $402.3 million before taxes and $248.4 million after taxes, when the Company adopts SFAS No. 106 at the beginning of fiscal 1994. The Company will recognize the entire transition obligation in 1994. This transaction will be recorded as a cumulative effect of a change in accounting principles, net of income taxes, on the Consolidated Statements of Income. Additionally, the Company will record an expense for 1994 service and interest costs, which is currently estimated to be $43.0 million. (SEE NOTE 11 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.)

HEALTH PLANS

During 1993, a number of major proposals for U.S. health care reform legislation, including the Clinton Administration proposal, were introduced and are being considered by the U.S. Congress. Presently, the Company cannot accurately assess how these or similar legislation might financially impact the Company. The Company currently provides health and welfare benefits to its employees.

ADDITIONAL INFORMATION

STRATEGIC INITIATIVES

The Company is in the process of examining and re-engineering various aspects of its brand marketing, customer service and operations/distribution strategies. These initiatives include: aligning the Company's U.S. marketing divisions according to its Levi's(R), Dockers(R) and Brittania(R) brands, developing a customer base and product distribution system that is consistent with its brand image, reconfiguring the organization from a functional to a process orientation, implementing a team-based approach to manufacturing, and investing in retail joint ventures.

More broadly, the initiative involves fundamental changes in the way the Company operates its business. There are numerous commercial, operating, financial, legal and other risks and uncertainties presented by the design and implementation of such a program. Furthermore, the Company is not aware of undertakings of comparable magnitude in the apparel industry, and cannot predict with certainty the outcome of the initiative. Although there can be no assurance that the Company will successfully design and implement these new business processes, or that the costs of the initiative will not exceed estimates, the Company believes that the re-engineering initiative is essential to maintain and expand its business.

Although many details and decisions regarding the organizational realignment and distribution system changes are currently being analyzed, the Company expects to complete this reorganization within the next few years. The Company expects to make capital expenditures of over $300.0 million during the next few years to support a new U.S. distribution network, expanded systems plans, organization and manufacturing changes. Additionally, the Company expects to spend approximately $200.0 million for transitional expenses, including software costs, possible impairment costs of existing facilities and equipment, training costs and other related expenses. All of these costs may be recognized ratably throughout the implementation period and/or as expenditures occur, depending on the nature of the cost and the decisions made related to this initiative. (SEE STRATEGIC INITIATIVES CAPTION OF THE BUSINESS SECTION, UNDER ITEM 1, FOR ADDITIONAL INFORMATION.)

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item and not presented on the following pages is contained in the SUPPLEMENTAL FINANCIAL SCHEDULES that are included in this Form 10-K.

                       CONSOLIDATED FINANCIAL STATEMENTS

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES

 For the Years Ended November 28, 1993, November 29, 1992 and November 24, 1991

                  LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars In Thousands Except Per Share Data)

                                               Year Ended             Year Ended           Year Ended
                                          November 28, 1993(1)  November 29, 1992(1)  November 24, 1991(1)
                                          --------------------  --------------------  --------------------
Net sales                                      $ 5,892,479           $ 5,570,290           $ 4,902,882
Cost of goods sold                               3,638,152             3,431,469             3,024,330
                                               -----------           -----------           -----------
   Gross profit                                  2,254,327             2,138,821             1,878,552
Marketing, general and
  administrative expenses                        1,394,170             1,309,352             1,147,465
Stock option charge                                      -               157,964                     -
Other operating (income) expense, net                8,418                (5,882)              (18,888)
                                               -----------           -----------           -----------
   Operating income                                851,739               677,387               749,975
Interest expense                                    37,144                53,303                71,384
Other income, net                                   16,718                10,037                12,762
                                               -----------           -----------           -----------
   Income before taxes and
     extraordinary loss                            831,313               634,121               691,353
Provision for taxes                                338,902               271,673               324,812
                                               -----------           -----------           -----------
   Income before extraordinary loss                492,411               362,448               366,541
Extraordinary loss:
   Loss from early extinguishment
     of debt, net of applicable income
     tax benefits(2)                                     -                 1,611                 9,875
                                               -----------           -----------           -----------
   Net income                                      492,411               360,837               356,666
Dividends on preferred stock                             -                 1,895                11,570
                                               -----------           -----------           -----------
   Net income available for
     common stockholders                       $   492,411           $   358,942           $   345,096
                                               ===========           ===========           ===========
Income per common share:
   Income before extraordinary loss            $      9.38           $      6.94           $      6.44
   Extraordinary loss                                    -                   .03                   .18
                                               -----------           -----------           -----------
   Net income                                  $      9.38           $      6.91           $      6.26
                                               ===========           ===========           ===========
Average common shares
  outstanding                                   52,513,160            51,928,655            55,136,212
                                               ===========           ===========           ===========

(1) Fiscal years 1993 and 1991 each contained 52 weeks. Fiscal year 1992 contained 53 weeks.
(2) Applicable income tax benefits for fiscal years 1992 and 1991 are $947 and $5,799, respectively.

  The accompanying notes are an integral part of these financial statements.

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                     November 28,   November 29,
                                                         1993          1992
                                                     -----------    ------------

ASSETS
Current Assets:
   Cash and cash equivalents                         $  252,673      $  237,702
   Trade receivables (less allowance for doubtful
     accounts: 1993 - $28,551; 1992 - $27,806)          858,117         725,798
   Inventories:
     Raw materials                                      109,289         106,949
     Work-in-process                                    135,797         128,677
     Finished goods                                     546,754         493,296
   Other current assets                                 187,794         186,205
                                                     ----------      ----------
        Total current assets                          2,090,424       1,878,627

Property, plant and equipment (less accumulated
  depreciation: 1993-$364,830; 1992-$300,281)           594,592         546,320
Goodwill and other intangibles (less accumulated
  amortization: 1993-$175,538; 1992-$187,759)           361,936         383,369
Other assets                                             61,708          72,385
                                                     ----------      ----------
                                                     $3,108,660      $2,880,701
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt and
     capital lease obligations                       $   42,695      $    7,794
   Short-term borrowings                                 10,094         121,105
   Accounts payable                                     259,747         238,570
   Accrued liabilities                                  370,094         361,661
   Salaries, wages and employee benefits                250,291         201,886
   Taxes payable                                        139,641         180,940
   Dividends payable                                        688         157,141
                                                     ----------      ----------
        Total current liabilities                     1,073,250       1,269,097
                                                     ----------      ----------

Long-Term Debt and Capital Lease Obligations-
   Less current maturities                               93,050         261,993
                                                     ----------      ----------
Other Liabilities                                       627,774         542,042
                                                     ----------      ----------
Minority Interest                                        30,047          22,983
                                                     ----------      ----------


  The accompanying notes are an integral part of these financial statements.

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                      November 28,  November 29,
                                                          1993         1992
                                                      ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (continued)
Common Stock-Employee Stock Purchase and
   Award Plan:
   Class E common stock-$.10 par value;
    issued: 1993-300,848 shares; 1992-169,101 shares
    (Redemption value $34,297)                        $       30    $       17
   Additional paid-in capital, common                     33,475        16,336
                                                      ----------    ----------
       Total common stock-employee stock purchase
        and award plan                                    33,505        16,353
                                                      ----------    ----------
Stockholders' Equity:
   Class E common stock-$.10 par value; authorized
    100,000,000 shares; issued and outstanding:
    1993-894,172 shares; 1992-794,122 shares                  89            79
   Class L common stock-$.10 par value; authorized
    170,000,000 shares; issued:  1993 and
    1992-51,910,699 shares                                 5,191         5,191
   Additional paid-in capital, common                    242,572       230,222
   Retained earnings                                     990,130       499,043
   Translation adjustment                                 48,322        57,427
   Pension liability                                     (16,574)       (5,060)
   Treasury stock, at cost-Class E: 1993-1,379 shares;
     1992-1,333 shares; Class L: 1993 and
     1992-499,749 shares                                 (18,696)      (18,669)
                                                      ----------    ----------
        Total stockholders' equity                     1,251,034       768,233
                                                      ----------    ----------
                                                      $3,108,660    $2,880,701
                                                      ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)


                                                           Additional                                        Additional
                                           Series B         Paid-in       Class E     Class F    Class L      Paid-in
                                          Preferred         Capital       Common      Common     Common       Capital
                                            Stock          (Preferred)     Stock       Stock      Stock      (Common)
                                          ---------        -----------    --------    --------   --------    ----------
BALANCE NOVEMBER 25, 1990                 $      --        $        --    $    25      $ 6,860    $    --     $ 92,360

Exercise of Class F common stock
options (719,431 shares)                                                                    71                  18,815
Purchase of treasury stock
 (Class F) (8,333,330 shares)
Exchange of Class F common stock
 for Series B preferred
 (1,416,623 shares) and for
 Class L common stock
 (50,878,582 shares)                          1,417             75,081                  (5,229)     5,088       (4,817)
Conversion of Class F treasury stock
 to Class L treasury stock
 (17,020,424 shares)                                                                    (1,702)     1,702           --
Retirement of treasury stock
 (15,595,552 shares)                                                                               (1,560)     (22,216)
Sale and Company contribution of
 Class E common stock to qualified
 employee plans (411,756 shares)                                               42                               30,429
Dividends on preferred and
 common stock
Net income
Loss on sale of subsidiary's
 treasury stock
Translation adjustment                    ---------        -----------    -------     --------   --------    ---------
BALANCE NOVEMBER 24, 1991                     1,417             75,081         67           --      5,230      114,571



                                                                                                      Total
                                          Retained         Translation     Pension    Treasury     Stockholders'
                                          Earnings         Adjustment     Liability     Stock         Equity
                                          ---------        -----------    ---------   ----------   -------------
BALANCE NOVEMBER 25, 1990                 $ 625,385           $ 96,460    $      --   $ (179,832)   $ 641,258

Exercise of Class F common stock
 options (719,431 shares)                                                                              18,886
Purchase of treasury stock
 (Class F)(8,333,330 shares)                                                            (450,448)    (450,448)
Exchange of Class F common stock
 for Series B preferred
 (1,416,623 shares) and for
 Class L common stock
 (50,878,582 shares)                        (74,357)                                                   (2,817)
Conversion of Class F treasury stock
 to Class L treasury stock
 (17,020,424 shares)                                                                          --           --
Retirement of treasury stock
 (15,595,552 shares)                       (553,740)                                     577,516           --
Sale and Company contribution of
 Class E common stock to qualified
 employee plans (411,756 shares)                                                                       30,471
Dividends on preferred and
 common stock                               (21,879)                                                  (21,879)
Net income                                  356,666                                                   356,666
Loss on sale of subsidiary's
 treasury stock                                 (69)                                                      (69)
Translation adjustment                                         (13,765)                               (13,765)
                                          ---------        -----------    --------    ----------    ---------
BALANCE NOVEMBER 24, 1991                   332,006             82,695          --       (52,764)     558,303



The accompanying notes are an integral part of these financial statements.

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)

                                                      Additional                                    Additional
                                           Series B     Paid-in     Class E   Class F    Class L     Paid-in
                                           Preferred    Capital      Common    Common     Common     Capital
                                             Stock    (Preferred)    Stock     Stock      Stock      (Common)
                                           ---------  -----------   -------   --------   --------   ----------
BALANCE NOVEMBER 24, 1991                      1,417       75,081        67         --      5,230      114,571

Redemption of Series E preferred
  stock (1,416,623 shares)                    (1,417)     (75,081)
Reissuance of Class L treasury stock
  (532,368 shares) for stock option
  exercises                                                                                             45,235
Retirement of Class L treasury stock
  (392,755 shares) for stock options
  surrendered                                                                                 (39)        (559)
Increase to additional paid-in capital for
  unexercised Class L common stock
  options                                                                                               59,220
Sale and Company contribution of Class E
  common stock and Class E treasury
  stock to qualified employee plans
  (128,147 shares)                                                       12                             11,755
Purchase of Class E treasury stock
  (1,786 shares) from ESAP participants
Dividends on preferred and common stock
Net income
Net gain on sale and purchase of subsi-
  diary's treasury stock
Translation adjustment
Pension liability
                                           ---------   ----------   -------   --------   --------   ----------
BALANCE NOVEMBER 29, 1992                         --           --        79         --      5,191      230,222



                                                                                              Total
                                           Retained   Translation    Pension    Treasury   Stockholders'
                                           Earnings   Adjustment    Liability     Stock       Equity
                                           --------   -----------   ---------   --------   -------------
BALANCE NOVEMBER 24, 1991                   332,006        82,695          --    (52,764)        558,303

Redemption of Series E preferred
  stock (1,416,623 shares)                                                                       (76,498)
Reissuance of Class L treasury stock
  (532,368 shares) for stock option
  exercises                                                                       19,715          64,950
Retirement of Class L treasury stock
  (392,755 shares) for stock options
  surrendered                               (13,945)                              14,543              --
Increase to additional paid-in capital
  for unexercised Class L common
  stock options                                                                                   59,220
Sale and Company contribution of Class E
  common stock and Class E
  treasury stock to qualified
  employee plans (128,147 shares)                                                     38          11,805
Purchase of Class E treasury
  stock (1,786 shares) from ESAP
  participants                                                                      (201)           (201)
Dividends on preferred and
  common stock                             (179,963)                                            (179,963)
Net income                                  360,837                                              360,837
Net gain on sale and purchase of
  subsidiary's treasury stock                   108                                                  108
Translation adjustment                                    (25,268)                               (25,268)
Pension liability                                                      (5,060)                    (5,060)
                                           --------   -----------   ---------   --------        --------
BALANCE NOVEMBER 29, 1992                   499,043        57,427      (5,060)   (18,669)        768,233

The accompanying notes are an integral part of these financial statements.

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)

                                                              Additional                             Additional
                                                    Series B   Paid-in    Class E  Class F  Class L   Paid-in
                                                    Preferred  Capital    Common   Common   Common    Capital
                                                      Stock  (Preferred)   Stock    Stock    Stock   (Common)
                                                    -------- -----------  -------  -------  -------   ---------
BALANCE NOVEMBER 29, 1992                                 --          --       79       --    5,191     230,222

Sale and Company contribution of Class E
 common stock and Class E treasury stock to
 qualified employee plans (104,642 shares)                                     10                        12,350
Purchase of Class E treasury stock (4,638 shares)
 from ESAP participants
Dividends on common stock
Net income
Net loss on sale and purchase of subsidiary's
 treasury stock
Translation adjustment
Pension liability
                                                    -------- -----------  -------  -------  -------  ----------
BALANCE NOVEMBER 28, 1993                           $     -- $        --  $    89  $    --  $ 5,191  $  242,572
                                                    ======== ===========  =======  =======  =======  ==========


                                                                                                    Total
                                                    Retained  Translation   Pension   Treasury   Stockholders'
                                                    Earnings  Adjustment   Liability   Stock        Equity
                                                    --------  -----------  ---------  ---------  -------------
BALANCE NOVEMBER 29, 1992                            499,043       57,427     (5,060)   (18,669)       768,233

Sale and Company contribution of Class E
 common stock and Class E treasury stock to
 qualified employee plans (104,642 shares)                                                  536         12,896
Purchase of Class E treasury stock (4,638 shares)
 from ESAP participants                                                                    (563)          (563)
Dividends on common stock                             (1,314)                                           (1,314)
Net income                                           492,411                                           492,411
Net loss on sale and purchase of subsidiary's
 treasury stock                                          (10)                                              (10)
Translation adjustment                                             (9,105)                              (9,105)
Pension liability                                                            (11,514)                  (11,514)
                                                    --------  -----------  ---------  ---------   ------------
BALANCE NOVEMBER 28, 1993                           $990,130  $    48,322  $ (16,574) $ (18,696)  $  1,251,034
                                                    ========  ===========  =========  =========   ============



The accompanying notes are an integral part of these financial statement.

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                       Year Ended    Year Ended    Year Ended
                                      November 28,   November 29,  November 24,
                                          1993          1992          1991
                                      ------------   ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
 Income before extraordinary loss        $ 492,411      $ 362,448     $ 366,541
 Adjustments to arrive at net cash
  provided by operating activities:
 Depreciation and amortization             111,818         97,394       103,580
 Foreign exchange (gains) losses            (3,511)        (5,367)          624
 Provision for deferred employee
  benefits                                  35,115        209,902        38,612
 Payment of deferred employee
  benefits                                 (25,436)       (21,367)      (10,305)
 Provision for workers'
  compensation claims                      102,428         95,608        91,203
 Payment of workers'
  compensation claims                      (58,665)       (53,819)      (29,674)
 Increase in trade receivables            (139,329)       (75,940)      (49,958)
 Increase in inventories                   (67,428)       (85,981)      (62,101)
 (Increase) decrease in other
  current assets                           (11,732)       (28,754)          626
 Increase in accounts payable and
  accrued liabilities                       56,603         34,173       135,260
 Increase in salaries, wages and
  employee benefits                         41,376         51,725        26,005
 Decrease in deferred taxes                (30,380)       (37,191)      (61,627)
 Increase (decrease) in taxes
  payable                                  (33,789)       (62,743)       55,609
 Increase in other liabilities              45,517         25,468        19,768
 Other, net                                (19,323)       (19,627)      (19,809)
                                         ---------      ---------     ---------
 Net cash provided by operating
  activities                               495,675        485,929       604,354
                                         ---------      ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
 Purchases of property, plant and
  equipment                               (142,841)      (145,619)     (109,468)
 Increase (decrease) of net
  investment hedge                          32,757         (9,362)       23,007
 Other, net                                  6,290         (5,089)        3,126
                                         ---------      ---------     ---------
  Net cash used for investing
   activities                             (103,794)      (160,070)      (83,335)
                                         ---------      ---------     ---------




The accompanying notes are an integral part of these financial statements.

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                         Year Ended    Year Ended    Year Ended
                                                        November 28,  November 29,  November 24,
                                                            1993          1992          1991
                                                        ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                             (415,716)     (512,230)       (986,301)
 Proceeds from issuance of long-term debt                  227,952       327,799       1,278,798
 Redemption of preferred stock                                  --      (158,778)             --
 Net increase (decrease) in short-term borrowings         (128,792)       68,438        (210,116)
 Payment of optionholders' taxes relating to
  stock option charge                                           --       (41,866)             --
 Dividends paid                                            (82,210)      (40,259)        (41,695)
 Proceeds from sale of common stock to
  employee plans                                            29,512        14,543          16,174
 Purchase of treasury stock and related fees                   (27)         (201)       (450,448)
 Proceeds from exercise of stock options                        --             4          18,886
 Other, net                                                 (4,866)       (1,314)         (4,739)
                                                         ---------    ----------     -----------
  Net cash used for financing activities                  (374,147)     (343,864)       (379,441)
                                                         ---------    ----------     -----------
Effect of exchange rate changes on cash                     (2,763)          144         (52,401)
                                                         ---------    -----------    -----------
Net increase (decrease) in cash and cash equivalents        14,971       (17,861)         89,177
Beginning cash and cash equivalents                        237,702       255,563         166,386
                                                         ---------     ---------     -----------
Ending cash and cash equivalents                         $ 252,673     $ 237,702     $   255,563
                                                         =========     =========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                               $  36,787     $  55,543     $    67,863
  Income taxes                                             364,064       311,972         313,680
 Non-cash investing and financing activities:
   Capital lease obligations incurred                          409           606             617
   Dividends declared, but not yet paid-
    Common stock                                               688       157,141          10,309
    Preferred stock                                             --            --           5,631
   Reissuance/retirement of Class L treasury stock              --        34,258         577,516
   Increase in Class L common stock due to
    stock option charge and reissuance of
    Class L treasury stock                                      --       103,853              --
   Exchange of Class F common stock for
    Series B preferred stock                                    --            --          76,498
   Exchange of Class F common stock for
    Class L common stock                                        --            --          79,539
   Conversion of Class F treasury stock to
    Class L treasury stock                                      --            --         629,832

  The accompanying notes are an integral part of these financial statements.

                  LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Levi Strauss Associates Inc. (LSAI or the Company) and all subsidiaries. All significant intercompany items have been eliminated.

DEPRECIATION AND AMORTIZATION METHODS

Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets. In the case of certain property under capital lease, depreciation is computed over the lesser of the useful life or the lease term.

INCOME TAXES

Deferred income taxes result from timing differences in the recognition of revenue, expense and credits for income tax and financial statement purposes. U.S. Federal income tax and foreign withholding taxes are provided on the undistributed earnings of non-U.S. subsidiaries to the extent that taxes on the distribution of such earnings would not be offset by tax credits.

Effective November 29, 1993, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 109. This statement requires a change from the deferral method of accounting for income taxes under Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are established at the balance sheet date in amounts that are expected to be recoverable or payable when the difference in the tax bases and financial statement carrying amounts of assets and liabilities ("temporary differences") reverse. The 1994 adoption will be recorded as a cumulative effect of a change in accounting principles on the Consolidated Statements of Income.

POSTRETIREMENT BENEFIT PLANS

The Company will adopt SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" at the beginning of fiscal 1994. Upon adoption of SFAS No. 106, the Company will recognize an expense to establish a "transition obligation", representing the value at the beginning of the year of the postretirement benefit obligation earned by employees and retirees in prior periods. This transaction will be recorded as a cumulative effect of a change in accounting principles, net of income taxes, on the Consolidated Statements of Income. Additionally, the Company will record an expense for 1994 service and interest costs.

INCOME PER COMMON SHARE

Income per common share is computed by dividing income (after deducting dividends on preferred stock) by the average number of common shares outstanding for the period.

CASH EQUIVALENTS

All highly liquid investments with an original maturity of three months or less are included as cash equivalents.

SIGNIFICANT ACCOUNTING POLICIES

INVENTORY VALUATION

Inventories are valued at the lower of average cost or market and include materials, labor and manufacturing overhead. Market is calculated on the basis of anticipated selling price less allowances to maintain the normal gross margin for each product.

TRANSLATION ADJUSTMENT

The functional currency for most of the Company's foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are accumulated as a separate component of stockholders' equity. The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies, for which both translation adjustments and gains and losses on foreign currency transactions are included in other income, net.

FOREIGN EXCHANGE CONTRACTS

The Company enters into foreign exchange contracts to hedge against known foreign currency denominated exposures, particularly dividends and intracompany royalties from its foreign affiliates and licensees. Market value gains and losses on hedge instruments are recognized and offset foreign exchange gains or losses on existing exposures. The effects of exchange rate changes on transactions designated as hedges of net investments are included in the separate component of stockholders' equity. At November 28, 1993, the net effect of exchange rate changes due to net investment hedge transactions was a $9.1 million increase to translation adjustment.

AMENDMENTS AND RECLASSIFICATIONS

During 1993, the Company filed with the Securities and Exchange Commission an amendment to its 1992 Form 10-K, under the cover of Form 10-K/A. The Form 10-K amendments reclassified the 1992 stock option charge as an operating expense and reclassified amounts related to the amortization of goodwill and intangibles and losses related to property, plant and equipment from other income, net to marketing, general and administrative expenses on the Consolidated Statements of Income. These reclassifications did not affect net income.

Separately, a new line item, other operating (income) expense, net was created for the 1993 Consolidated Statements of Income. This new line includes certain operations-related items that were classified as other income, net or marketing, general and administrative expenses. The other operating (income) expense, net line represents operating income or expense items that are not related to marketing, general and administrative expenses. Certain 1992 and 1991 items have been reclassified to conform to the 1993 presentation format.

NOTE 2
OPERATIONS

The following table presents information concerning U.S. and non-U.S. operations (all in the apparel industry).

                                          1993         1992         1991
                                       ----------   ----------   ----------
                                                     (000's)
NET SALES TO UNAFFILIATED CUSTOMERS:
 United States                        $3,715,054    $3,482,927   $2,997,144
 Europe                                1,332,433     1,367,783    1,209,428
 Other non-U.S.                          844,992       719,580      696,310
                                      ----------    ----------   ----------
                                      $5,892,479    $5,570,290   $4,902,882
                                      ==========    ==========   ==========
SALES BETWEEN OPERATIONS:
 United States                        $  163,627    $  139,652   $  111,742
 Europe                                       32            28           67
 Other non-U.S.                           36,730        34,467        9,842
                                      ----------    ----------   ----------

                                      $  200,389    $  174,147   $  121,651
                                      ==========    ==========   ==========
TOTAL SALES:
 United States                        $3,878,681    $3,622,579   $3,108,886
 Europe                                1,332,465     1,367,811    1,209,495
 Other non-U.S.                          881,722       754,047      706,152
 Eliminations                           (200,389)     (174,147)    (121,651)
                                      ----------    ----------   ----------

                                      $5,892,479    $5,570,290   $4,902,882
                                      ==========    ==========   ==========
CONTRIBUTION TO INCOME BEFORE OTHER
CHARGES:
 United States                        $  465,889    $  460,218   $  390,468
 Europe                                  365,821       362,174      334,220
 Other non-U.S.                          171,440       151,644      137,359
                                      ----------    ----------   ----------
                                       1,003,150       974,036      862,047
OTHER CHARGES:
 Stock option charge                          --       157,964           --
 Corporate expenses, net                 134,693       128,648       99,310
 Interest expense                         37,144        53,303       71,384
                                      ----------    ----------   ----------

INCOME BEFORE TAXES AND
EXTRAORDINARY LOSS:                   $  831,313    $  634,121   $  691,353
                                      ==========    ==========   ==========

ASSETS:
 United States                        $1,643,230    $1,480,527   $1,346,033
 Europe                                  490,904       491,491      400,197
 Other non-U.S.                          361,361       273,355      317,284
 Corporate                               613,165       635,328      569,870
                                      ----------    ----------   ----------

                                      $3,108,660    $2,880,701   $2,633,384
                                      ==========    ==========   ==========

OPERATIONS

Gains or losses resulting from certain foreign currency hedge transactions are included in other income, net, and amounted to losses of $10.0 million, $10.2 million and $19.7 million for 1993, 1992 and 1991, respectively.

NOTE 3
INCOME TAXES

The U.S. and non-U.S. components of income before taxes and extraordinary loss are as follows:

                                                  1993       1992       1991
                                                --------   --------   --------
                                                            (000's)

U.S.                                            $474,895   $307,702   $295,553
Non-U.S.                                         356,418    326,419    395,800
                                                --------   --------   --------

                                                $831,313   $634,121   $691,353
                                                ========   ========   ========

The provision for taxes consists of the following:

                                      FEDERAL     STATE    NON-U.S.    TOTAL
                                      --------   -------   --------   --------
                                                       (000's)
1993
- ----
Current                               $177,651   $37,578   $157,537   $372,766
Deferred                               (25,548)   (3,350)    (4,966)   (33,864)
                                      --------   -------   --------   --------

                                      $152,103   $34,228   $152,571   $338,902
                                      ========   =======   ========   ========

1992
- ----
Current                               $121,175   $45,938   $161,683   $328,796
Deferred                               (43,597)   (9,145)    (4,381)   (57,123)
                                      --------   -------   --------   --------

                                      $ 77,578   $36,793   $157,302   $271,673
                                      ========   =======   ========   ========

1991
- ----
Current                               $163,945   $32,095   $185,107   $381,147
Deferred                               (34,743)   (3,260)   (18,332)   (56,335)
                                      --------   -------   --------   --------

                                      $129,202   $28,835   $166,775   $324,812
                                      ========   =======   ========   ========

- -----------------
Components of the prior year income tax provision have been reclassified from current to deferred to conform to the current year's presentation.

INCOME TAXES

At November 28, 1993, cumulative non-U.S. operating losses of $9.7 million generated by the Company are available to reduce future taxable income primarily between the years 1995 and 1998. The Company has utilized all of its remaining foreign tax credit carryforwards in 1993.

Income tax expense (benefit) included in translation adjustment was $(0.1) million, $(8.1) million and $(2.8) million for 1993, 1992 and 1991, respectively.

The approximate tax effects of timing differences giving rise to deferred income tax expense (benefit) result from:

                                              1993       1992       1991
                                            ---------  ---------  ---------
                                                        (000's)

Inventory capitalization and adjustments    $  6,008   $  2,186   $ (2,508)
Accrued strategic organization costs          (9,888)    (6,122)     1,727
Depreciation and amortization                    228     (1,836)    (1,074)
Employee compensation and benefits           (24,739)   (50,648)   (34,727)
Undistributed non-U.S. earnings               (8,221)     9,729    (14,148)
Other                                          2,748    (10,432)    (5,605)
                                            --------   --------   --------

                                            $(33,864)  $(57,123)  $(56,335)
                                            ========   ========   ========

The Company's effective income tax rate in 1993, 1992 and 1991 differs from the statutory federal income tax rate as follows:




                                                         1993   1992   1991
                                                         -----  -----  -----

Statutory rate                                           35.0%  34.0%  34.0%
Changes resulting from:
 Non-U.S. earnings taxed at different rates,
  including withholding taxes                             2.2    1.3    6.1
 State income taxes, net of federal income tax benefit    2.7    4.4    2.8
 Acquisition-related book and tax bases differences       1.3    2.2    2.8
 Stock option charge(1)                                    --    1.7     --
 Other, net                                              (0.4)  (0.8)   1.3
                                                         ----   ----   ----

Effective rate                                           40.8%  42.8%  47.0%
                                                         ====   ====   ====

- -----------------

(1) The stock option charge, which occurred during the third quarter of 1992, produced a tax benefit of only 27.2 percent in 1992 because of its negative impact on the current utilization of foreign tax credits.

INCOME TAXES

In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting of income taxes. The Company will comply with the provisions of SFAS No. 109 during the first quarter of fiscal 1994. Preliminary review indicates that adoption will result in a $11.4 million credit to net income. The adoption will be recorded as a cumulative effect of a change in accounting principles on the Consolidated Statements of Income.

The Company does not expect the tax aspects of the Omnibus Budget Reconciliation Act of 1993 that was signed into law by President Clinton on August 10, 1993 to materially affect the Company's future tax expense. The primary impact of the new tax law is a one percent increase in the statutory tax rate.

The U.S. consolidated tax returns of the Company for 1983 through 1985 are under examination by the Internal Revenue Service (IRS). The audit includes the review of certain transactions of the 1985 leveraged buyout. The Company believes it has made adequate provision for income taxes and interest, which may become payable upon settlement. The IRS has not yet concluded its audit and a settlement has not been negotiated.

NOTE 4
PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment, including both leased and owned assets stated at cost, are as follows:

                                           1993                  1992
                                   --------------------  -------------------
                                     Owned      Leased     Owned     Leased
                                   ---------   --------  ---------  --------
                                                     (000's)
Land                               $  41,260   $  5,134  $  35,219  $  5,134
Buildings and leasehold
  improvements                       347,641     26,276    315,925    26,278
Machinery and equipment              503,501      7,453    430,456     8,094
Construction in progress              28,157         --     25,495        --
                                   ---------   --------  ---------  --------
                                     920,559     38,863    807,095    39,506
Accumulated depreciation            (347,690)   (17,140)  (284,570)  (15,711)
                                   ---------   --------  ---------  --------

                                   $ 572,869   $ 21,723  $ 522,525  $ 23,795
                                   =========   ========  =========  ========

The Company has idle facilities and equipment (all in the U.S.), including closed plants and certain other properties, that are not being depreciated. The book value of these idle facilities and equipment was $30.6 million at November 28, 1993 and November 29, 1992. The carrying values of idle facilities and equipment are not in excess of net realizable value. These facilities are being offered for sale or lease.

PROPERTY, PLANT AND EQUIPMENT

Depreciation expense for 1993, 1992 and 1991 was $85.5 million, $73.1 million and $59.2 million, respectively.

The Company plans to spend over $300.0 million for capital expenditures over the next few years in conjunction with its initiative to improve customer service. (SEE BUSINESS SECTION, UNDER ITEM 1, FOR ADDITIONAL INFORMATION.)

NOTE 5
INTANGIBLE ASSETS

The components of intangible assets are as follows:

                                                  1993       1992
                                               ---------  ---------

Goodwill                                       $ 351,722  $ 351,722
Acquisition intangibles                           82,714    103,053
Tradenames                                        77,139     75,671
Intangible pension asset                           4,858      3,767
Other intangibles                                 21,041     36,915
                                               ---------  ---------

                                                 537,474    571,128

Accumulated amortization related to goodwill     (72,590)   (63,803)
Other accumulated amortization                  (102,948)  (123,956)
                                               ---------  ---------

                                               $ 361,936  $ 383,369
                                               =========  =========

Goodwill, resulting from the 1985 acquisition of Levi Strauss & Co. by Levi Strauss Associates Inc., is being amortized through the year 2025. Acquisition intangibles include trained workforce, leasehold interest, research and development, and licenses that were valued as a result of the acquisition. Tradenames were also valued as a result of the acquisition.

Intangible pension asset is not amortized, but is adjusted each year to correspond to changes in the amount of minimum pension liability.

Amortization expense for 1993, 1992 and 1991 was $24.0 million, $24.0 million and $47.8 million, respectively.

NOTE 6
DEBT AND LINES OF CREDIT

Debt and unused lines of credit are summarized below:

                                                   1993       1992
                                                 --------   --------
                                                       (000's)
LONG-TERM DEBT:
Unsecured:
  Borrowings against working capital facility
   at variable interest rates, due in 1997       $ 50,000   $     --
  Dividend notes payable                           59,123         --
  Japanese Yen credit line agreements, at
   variable interest rates                             --     38,710
  Other unsecured indebtedness                      2,352      2,538
                                                 --------   --------
                                                  111,475     41,248
Secured:
  Borrowings against working capital line at
   variable interest rates                             --    195,000
  Notes payable, at various rates, due in
   installments through 1997                       11,183     16,066
                                                 --------   --------

                                                  122,658    252,314
Current maturities                                (42,122)    (3,246)
                                                 --------   --------

                                                 $ 80,536   $249,068
                                                 ========   ========

UNUSED LINES OF CREDIT:
  Long-term (all U.S.):                          $450,000   $321,532

  Short-term:
   U.S.                                           272,029    323,152
   Non-U.S.                                       308,422    186,337

PRIMARY CREDIT AGREEMENT

During 1993, the Company renegotiated, amended and restated its primary credit agreement to provide for a $500.0 million unsecured working capital facility. Under the amended credit agreement, the Company no longer pledges as collateral the outstanding shares of common stock of its subsidiaries and its trademarks. This credit agreement will expire in 1997, but is renewable by the Company with the consent of the lending banks. Commitment fees are paid on the unused portion of the amounts available for borrowing. Under the amended credit agreement, the interest rates and commitment fees are lower than the prior credit agreement.

DEBT AND LINES OF CREDIT

PRIMARY CREDIT AGREEMENT (CONTINUED)

The primary credit agreement requires the Company to maintain minimum levels of working capital, net worth, interest coverage and other ratios. Additionally, the net worth ratio takes into account the effects of SFAS No. 106 on the Consolidated Financial Statements (SEE NOTE 11). All borrowings under the primary credit agreement bear interest based on either the lending banks' base rate, the certificate of deposit rate or the LIBOR rate (at the Company's option) plus an incremental percentage. Interest rates on borrowings related to the primary credit agreement ranged from 3.6 percent to 6.0 percent during 1993.

The Company's prior primary credit agreement provided a $500.0 million working capital line. The borrowings against the Company's working capital line were secured by the outstanding shares of common stock of its principal subsidiary, Levi Strauss & Co. and a wholly owned subsidiary, Brittania Sportswear Ltd., and by its United States and Canadian trademarks.

JAPANESE YEN CREDIT LINE AGREEMENTS

In 1993 the Company repaid all its outstanding 4.8 billion Japanese Yen loan amounts (U.S. dollar equivalent of $38.6 million at the time of repayment) and subsequently cancelled its two unsecured line of credit agreements with two Japanese banks for a total of 6.9 billion Japanese Yen.

OTHER DEBT

During 1993, the Company issued four series of notes payable collectively totaling $77.1 million to Class L stockholders in partial payment of a dividend declared in November 1992. These notes are payable in four semi-annual installments commencing June 15, 1993 and bear an interest rate incrementally above the six-month Treasury Bill rate. On June 15, 1993, the Company repaid the first series of dividend notes to Class L stockholders for an aggregate amount of $18.0 million, plus accrued interest of $.4 million. Subsequent to year-end on December 15, 1993, the Company repaid the second series of dividend notes to Class L stockholders for an aggregate amount of $18.0 million, plus accrued interest of $.7 million.

PRINCIPAL DEBT PAYMENTS

The required aggregate long-term debt principal payments, excluding capitalized leases, for the next five years are as follows:

                     YEAR           PRINCIPAL PAYMENTS
                     ----           ------------------
                                          (000's)

                     1994                 $42,122
                     1995                  73,065
                     1996                   7,297
                     1997                      74
                     1998                      --

DEBT AND LINES OF CREDIT

SHORT-TERM CREDIT LINES AND STAND-BY LETTERS OF CREDIT

The Company has unsecured and uncommitted short-term credit lines available at various interest rates from various U.S. and non-U.S. banks. These credit arrangements may be cancelled by the lenders upon notice and generally have no compensating balance requirements or commitment fees.

The Company has $98.2 million of funds available through standby letters of credit with various international banks. The majority of these agreements serve as guarantees by the creditor banks to cover workers' compensation claims. The Company pays fees on the standby letters of credit and any borrowings against the letters of credit are subject to interest at various rates.

INTEREST RATE SWAPS

The Company enters into interest rate swap transactions to hedge existing floating-rate or fixed-rate liabilities for fixed rates or floating rates. The net interest to be received or paid on the transactions is recorded as an adjustment to interest expense.

In 1993, due to lower average debt levels, the Company terminated $100.0 million of interest rate swap agreements and assigned to a third party a $50.0 million interest rate swap agreement that hedged fixed-rate liabilities for floating rates. Additionally, the Company terminated $50.0 million and assigned to a third party $50.0 million of interest rate swap agreements that hedge floating-rate liabilities for fixed rates. This assignment became effective during the fourth quarter of 1993. The Company also terminated a $25.0 million one-way floating-rate swap transaction. These 1993 transactions resulted in a net gain of $.4 million that was classified as other income, net. At year-end 1993, the Company had $100.0 million of interest rate swaps that hedge floating-rate liabilities for fixed rates.

In 1992, the Company entered into swap transactions to hedge $50.0 million of existing floating-rate liabilities for fixed rates, swap transactions to hedge $200.0 million of fixed-rate liabilities for floating rates and a one-way floating-rate swap transaction to hedge $25.0 million of floating-rate liabilities. The 1992 swap transactions ranged in maturity from two to four years and were entered into to offset previous existing swap transactions and take advantage of lower interest rates. Due to lower average debt levels in the latter part of the 1992 fiscal year, the Company terminated $150.0 million of swap agreements for a net loss of $5.6 million, included in other income, net.

The Company is subject to credit risk exposure from nonperformance of the counterparties to the swap agreements. However, these counterparties are credit-worthy financial institutions and the Company does not anticipate nonperformance.

NOTE 7
COMMITMENTS AND CONTINGENCIES

The Company has forward currency contracts to buy the aggregate equivalent of $192.3 million of the following foreign currencies: Japanese Yen, Spanish Pesetas, Netherlands Guilders, Italian Lire, British Pounds, Finnish Markkaa, German Marks, Swiss Francs and Belgian Francs. The Company has forward currency contracts to sell the aggregate equivalent of $962.1 million of the following foreign currencies: Japanese Yen, Swedish Kroner, Spanish Pesetas, Norwegian Kroner, Netherlands Guilders, Italian Lire, British Pounds, Finnish Markkaa, French Francs, Danish Kroner, German Marks, Swiss Francs and Belgian Francs. These contracts are at various exchange rates and expire at various dates through 1996. The Company's market risk is directly related to fluctuations in the currency exchange rates.

In addition, the Company has the right to sell Japanese Yen for $10.0 million. This contract expires in March 1995. The Company's credit risk is limited to the currency rate differential for each agreement, if a counterparty failed to meet the terms of the contract. These instruments are executed with credit worthy financial institutions and the Company does not anticipate nonperformance by the counterparties. SEE NOTE 8 FOR ADDITIONAL INFORMATION.

The Company evaluates environmental liabilities on an ongoing basis and, based on currently available information, does not consider any environmental exposure to be material. Additionally, the Company does not consider any pending legal proceedings to be material.

NOTE 8
FAIR VALUE OF FINANCIAL INSTRUMENTS

In 1993, the Company adopted SFAS No. 107 "Disclosures About Fair Value of Financial Instruments." This statement requires companies to disclose the fair value of certain financial instruments, as well as the methods and assumptions used to estimate the fair value.

The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying amount and estimated fair value of the Company's financial instruments, on the balance sheet, at November 28, 1993 are as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS



                                                                     ESTIMATED
                                                       CARRYING         FAIR
                                                         VALUE          VALUE
                                                      -----------    ----------
                                                                (000's)

 Long-term debt                                         $80,536       $ 80,536
 Common stock - Employee Stock
  Purchase and Award Plan (ESAP)                         33,505         34,297

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
 Interest rate swap agreements (loss position)               --          9,729
 Foreign exchange forward contracts (gain position)          --        (20,133)
 Foreign exchange option contracts (gain position)           --           (293)

Quoted market prices or dealer quotes are used to determine the estimated fair value of the majority of interest rate swap agreements, forward exchange contracts and option contracts. Other techniques, such as the discounted value of future cash flows, replacement cost, and termination cost have been used to determine the estimated fair value for long term debt and the remaining financial instruments. The estimated fair value of the ESAP common stock is based on the latest valuation of Class E common stock.

The carrying values of cash and cash equivalents, trade receivables, current assets, current maturities of long-term debt, short-term borrowings, taxes and dividends payable are assumed to approximate fair value. All investments mature in 90 days or less, therefore the carrying values are considered to approximate market value.

The fair value estimates presented herein are based on pertinent information available to the Company as of November 28, 1993. Although the Company is not aware of any factors that would substantially affect the estimated fair value amounts, such amounts have not been updated since that date and, therefore, the current estimates of fair value at dates subsequent to November 28, 1993 may differ substantially from these amounts. Additionally, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

NOTE 9
LEASES

The Company is obligated under both capital and operating leases for facilities, office space and equipment.

At November 28, 1993, obligations under long-term leases are as follows:

                                                        TYPE OF LEASE
                                                  -----------------------
                                                   CAPITAL      OPERATING
                                                  --------      ---------
                                                          (000's)
MINIMUM LEASE PAYMENTS:
 1994                                              $ 1,489       $ 38,978
 1995                                                3,142         29,924
 1996                                                  519         27,035
 1997                                                  486         25,344
 1998                                                  483         20,964
Remaining years                                     15,181         20,963
                                                   -------       --------

 Total minimum lease payments                       21,300       $163,208
                                                   -------       ========

 Net minimum lease payments                         21,300
Amount representing interest                        (8,213)
                                                   -------

 Present value of net minimum lease payments        13,087
Current maturities                                    (573)
                                                   -------

                                                   $12,514
                                                   =======

The total minimum lease payments on capital and operating leases have not been reduced by estimated future income of $19.3 million from noncancelable subleases.

In general, leases relating to real estate include renewal options of up to 20 years. Some leases contain escalation clauses relating to increases in executory costs. Certain operating leases provide the Company with an option to purchase the property after the initial lease term at the then-prevailing market value. Rental expense for 1993, 1992 and 1991 was $75.1 million, $67.1 million and $60.4 million, respectively.

NOTE 10
RETIREMENT PLANS

The Company has numerous non-contributory defined benefit retirement plans covering substantially all employees. It is the Company's policy to fund its retirement plans based on actuarial recommendations consistent with applicable laws and income tax regulations. Plan assets are invested in a diversified portfolio of securities including stocks, bonds, real estate

RETIREMENT PLANS

investment funds and cash equivalents. The weighted average expected long-term rate of return on assets is 9.0 percent. Benefits payable under the plans are based on either years of service or final average compensation.

The funded status of the plans, as of November 28, 1993 and November 29, 1992, reconciles with amounts recognized on the balance sheet as follows:


                                       Plans in Which     Plans in Which Assets
                                    Accumulated Benefits    Exceed Accumulated
                                       Exceed Assets            Benefits
                                    --------------------  ---------------------
                                      1993        1992       1993      1992
                                    ---------   --------    -------   -------
                                                        (000's)
Actuarial present value of:
 Vested benefits                    $ 173,279   $108,273    $15,563   $12,787
 Non-vested benefits                   10,115      5,827        505       434
                                    ---------   --------    -------   -------

Accumulated benefit obligation        183,394    114,100     16,068    13,221
Impact of future salary increases     114,476    103,747      3,602     4,351
                                    ---------   --------    -------   -------

Projected benefit obligation          297,870    217,847     19,670    17,572
Less: Plan assets at fair value       158,073    111,085     27,546    22,414
                                    ---------   --------    -------   -------

Plan assets less than (in excess of)
 projected benefit obligation         139,797    106,762     (7,876)   (4,842)
Unrecognized net gain (loss) from
 plan experience                     (100,590)   (70,014)     1,074    (2,062)
Unrecognized prior service cost        (4,310)    (5,014)      (242)     (272)
Unrecognized net asset (liability)
 at transition                        (13,514)   (14,990)     5,278     5,910
Adjustment required to recognize
 minimum liability                     21,432      8,825         --        --
                                    ---------   --------    -------   -------

Accrued (prepaid) pension cost      $  42,815   $ 25,569    $(1,766)  $(1,266)
                                    =========   ========    =======   =======

The unrecognized net liability at transition (established 1988) is being amortized primarily on a straight-line basis over 15 years. Past service costs are amortized on a straight line basis over the average remaining service period of employees expected to receive benefits.

The weighted average discount rate and the rate of increase in future compensation levels used to determine the actuarial present value of the projected benefit obligations for the plans were 6.6 percent and 6.0 percent, respectively, for 1993, 7.6 percent and 7.0 percent, respectively,

RETIREMENT PLANS

for 1992 and 8.1 percent and 7.0 percent, respectively, for 1991. Changes in the discount rate and the rate of increase in future compensation levels used to measure the 1993 pension obligations resulted in increases to those obligations as compared to the prior year.

During 1993, the Company recorded minimum liabilities of $21.4 million for three of its pension plans. The Company also recorded a corresponding intangible asset of $4.8 million and, for two of its pension plans where the required intangible asset exceeded its related prior service costs, an adjustment to stockholders' equity of $16.6 million.

Net pension expense includes the following components:

                                                        1993      1992      1991
                                                      -------   -------   --------
                                                                (000's)

Service cost of benefits earned during the period    $ 29,225   $25,031   $ 17,960
Interest cost on the projected benefit obligations     18,722    14,673     10,235
Gain on plan assets                                   (22,046)   (8,974)   (14,951)
Net amortization and deferrals                         15,162     3,875     10,549
                                                     --------   -------   --------

Net pension expense                                  $ 41,063   $34,605   $ 23,793
                                                     ========   =======   ========

NOTE 11
POSTRETIREMENT BENEFIT PLANS

Currently, the Company provides certain health care and life insurance benefits for substantially all active and retired employees through both insured and self-insured programs. The Company recognizes the cost of providing these benefits by charging to expense the annual self-insured claims and insurance premiums amounting to $80.3 million, $71.7 million and $59.9 million in 1993, 1992 and 1991, respectively. The cost of providing these benefits for retirees (approximately 9.3 percent of the total receiving these benefits) is not readily separable from the cost of providing benefits for active employees.

During 1993, a number of major proposals for U.S. health care reform legislation, including the Clinton administration proposal, were introduced and are being considered by the U.S. Congress. Presently, the Company cannot accurately assess how these or similar legislation might financially impact the Company.

The Company will adopt SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective November 29, 1993. This statement requires the Company to accrue postretirement benefits (other than pensions), including health care and life insurance benefits for retired employees over the period that an employee becomes fully eligible for benefits. Currently, the Company uses a "pay-as-you-go" method whereby expenses are recorded as claims are incurred.

POSTRETIREMENT BENEFIT PLANS

Upon adoption of SFAS No. 106, the Company will record a one-time, non-cash charge against earnings of $402.3 million before taxes and $248.4 million after taxes. This transition obligation represents the actuarially determined value at November 29, 1993 of the present value of the postretirement benefit obligation earned by employees and retirees in prior periods. The transition obligation will be recorded in 1994 as a cumulative effect of a change in accounting principles, net of income tax effects, on the Consolidated Statements of Income. Also, the change in accounting will result in an additional annual expense for service and interest cost, which is currently estimated to be $43.0 million for 1994.

NOTE 12
EMPLOYEE INVESTMENT PLANS

The Company maintains three employee investment plans. The Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc. (ESAP) is a non-qualified employee equity program for highly compensated (as defined by the Internal Revenue Code) employees. The Employee Investment Plan of Levi Strauss Associates Inc. (EIP) and the Levi Strauss Associates Inc. Employee Long-Term Investment and Savings Plan (ELTIS) are two qualified plans that cover non-highly compensated Home Office employees and U.S. field employees.

ESAP

Under the ESAP, eligible employees may invest up to 10 percent of their annual compensation, through payroll deductions, to directly purchase and hold shares of Class E common stock. Employee contributions are made on an after-tax basis. The Company may match 75 percent of the contributions made by employees in stock. Employees are always 100 percent vested in the Company match. Employees may elect to have their withholding taxes deducted from their match shares contributed by the Company. There are various put, call and first refusal rights associated with Class E common stock obtained through the ESAP. The ESAP generally prohibits all transfers of shares other than to the Company. Put rights associated with ESAP entitle participants to sell shares back to the Company in specified circumstances subject to certain restrictions and penalties. It also entitles the Company to buy back shares upon termination of the participant's employment. In all cases, shares are repurchased at the current appraised value of the shares during the semi-annual employee purchase periods. The intent of ESAP is to be a long-term investment plan and therefore the Company does not expect to repurchase large amounts of ESAP shares at any given time. SEE NOTE 19 FOR STOCK VALUATION INFORMATION.

Shares held by participants of the ESAP are classified outside stockholders' equity due to the put rights attached to Class E common stock sold through the ESAP. There were no Class E common stock shares offered for purchase to ESAP participants prior to 1992. The redemption value at the time of repurchase would be based on the latest valuation of Class E common stock. In 1991, the Company registered 5,000,000 additional shares of Class E common stock under the Securities Act of 1933 for sale by the Company under the ESAP. This plan was adopted as part of the 1991 recapitalization (SEE NOTE 20).

EMPLOYEE INVESTMENT PLANS

ESAP (Continued)

The following summary presents ESAP activity for the years ended November 28, 1993, November 29, 1992 and November 24, 1991:


                                                COMMON    ADDITIONAL
                                                STOCK   PAID-IN CAPITAL     TOTAL
                                                ------  ---------------  -----------
                                                            (000's)

Balance at November 24, 1991                      $--       $    --        $    --
  Sale of Class E stock to ESAP
    (67,771 shares at $84 per share;
    34,166 shares at $122 per share)               10         9,851          9,861
  Company contribution of Class E stock
    to ESAP (44,802 shares at $84 per share;
    22,362 shares at $122 per share)                7         6,485          6,492
                                                  ---       -------        -------

Balance at November 29, 1992                       17        16,336         16,353
  Sale of Class E stock to ESAP
    (27,797 shares at $116 per share;
    51,614 shares at $138 per share)(1)             8        10,331         10,339
  Company contribution of Class E stock
    to ESAP (18,578 shares at
    $116 per share; 33,758 shares at
    $138 per share)                                 5         6,808          6,813
                                                  ---       -------        -------

Balance at November 28, 1993                      $30       $33,475        $33,505
                                                  ===       =======        =======

- --------------------------

(1) includes adjustment due to the reissuance of treasury stock purchased in
    1992

On January 12, 1994, employees under ESAP purchased 31,840 shares of Class E common stock from the Company, also at $114 per share. The Company contributed approximately 19,512 matching shares before taxes to these employees at a cost of approximately $2.2 million, which is mostly included in fiscal 1993 compensation expense.

EIP/ELTIS

Under the qualified plans, eligible employees may contribute up to 10 percent of their annual compensation to various investment funds, including a fund that invests in Class E common stock. The Company may match 50 percent of the contributions made by employees to the fund that invests in Class E common stock. Effective for fiscal 1994 contributions, the Company may match 50 percent of the contributions made by employees to all funds maintained under the qualified plans. The additional compensation expense associated with this change is expected to be minimal.

EMPLOYEE INVESTMENT PLANS

EIP/ELTIS (Continued)

Employees are always 100 percent vested in the Company match. The ELTIS also includes a company profit sharing provision with payments made at the sole discretion of the Board of Directors. The EIP allows employees a choice of either pre-tax or after-tax contributions. Employee contributions under the ELTIS are on a pre-tax basis only.

During 1993, the qualified plans collectively purchased 47,351 shares and 14,436 shares at $116 and $138 per share, respectively, as determined by the valuation of an independent investment banking firm at the time of purchase (the $116 price was based on the independent valuation of $119 per share, less a $3 per share dividend paid after the valuation was issued but before the stock purchase). In addition, the Company contributed 38,263 shares to these plans.

During 1992, the qualified plans purchased 35,997 shares and 13,283 shares at $84 and $122 per share, respectively, and the Company contributed 78,867 matching shares; during 1991, the qualified plans purchased 218,563 shares at $74 per share and the Company contributed 193,193 matching shares (which included a special additional match).

It is the Company's intent to have semi-annual sales of Class E common stock to the EIP, ELTIS and ESAP. However, the frequency of these sales may be dependent upon business and economic conditions.

On January 12, 1994, EIP and ELTIS purchased 10,208 shares of Class E common stock from the Company at $114 per share as determined by the valuation of an independent investment banking firm. In addition, the Company contributed 16,937 shares (which included a portion related to ELTIS profit sharing) to these plans at a cost of $1.9 million, which is mostly included in fiscal 1993 compensation expense.

OTHER PLANS

The Company has an Interim Cash Performance Sharing Plan for Home Office payroll employees and a Field Profit Sharing Award Plan for U.S. field employees. These cash plans pay out a percentage of covered compensation based on certain Company earnings criteria as approved by the Board of Directors.

The aggregate cost of providing all aspects of these plans, along with other savings and compensation plans in 1993, 1992 and 1991 were $45.4 million, $46.0 million and $53.0 million, respectively.

NOTE 13
MANAGEMENT INCENTIVE PLAN

The Company's Management Incentive Plan ("MIP") provides selected employees with incentive compensation and provides a tool for recruiting and retaining selected employees. Under the MIP, the Personnel Committee of the Board of Directors, as administrator of the MIP, may

MANAGEMENT INCENTIVE PLAN

award discretionary cash payments to selected employees. Such awards are made on the basis of various factors, including profit levels, return on investment, salary grade and individual performance. The amounts charged to expense for the MIP in 1993, 1992 and 1991 were $13.8 million, $12.8 million and $11.9 million, respectively.

NOTE 14
LONG-TERM PERFORMANCE PLAN

The Company has a Long-Term Performance Plan ("LTPP"), to provide incentive and reward performance over time and potential future contributions, for certain directors, officers and key employees. Under this plan, a number of performance units are granted to each participant. The value assigned to each unit is based on the Company achieving a target performance measure over a three-year period, as determined by a committee of the Board of Directors. Awards are paid in one-third increments on the third, fourth and fifth anniversaries of the date of the grant. The amounts charged to expense for the plan in 1993, 1992 and 1991 were $25.7 million, $27.9 million and $22.1 million, respectively.

NOTE 15
EXECUTIVE STOCK APPRECIATION RIGHTS PLAN

During 1992, the Board of Directors approved the Levi Strauss Associates Inc. Executive Stock Appreciation Rights Plan. A total of 114,000 stock appreciation rights (SARs) were granted in 1992 to certain executives at an initial grant value of $84 per SAR. These SARs vest over several years and become exercisable commencing in 1995. The amounts charged to expense for the plan in 1993 and 1992 were $.9 million and $.5 million, respectively.

NOTE 16
STOCK OPTION PLAN

The Company has a 1985 Stock Option Plan (the "Plan") for Class L common stock (previously Class F common stock, SEE NOTE 20) under which options are granted at an exercise price determined on the date of grant by a committee of the Board of Directors. Options under the Plan expire ten years from the date of grant and become exercisable as determined by the committee.

In 1992, the Board of Directors approved a special payment arrangement under the Plan to facilitate the exercise by optionholders of their outstanding options. This arrangement accelerated vesting on all non-vested options and allowed each optionholder to exercise outstanding options by surrendering a portion of these outstanding options in full payment of the exercise price and related tax obligations. Holders of 65 percent of all outstanding options participated in this arrangement. The special arrangement required the recognition of a fiscal 1992 pre-tax stock option charge of $158.0 million for all outstanding options (the amount equal to the difference between the fair market value of the underlying shares at the exercise date and at the grant date). Separately, the Company also recognized compensation expense for related exercise bonuses and the accelerated use of presently non-vested options. The Company

STOCK OPTION PLAN

disbursed $41.9 million to pay related withholding taxes for optionholders (in exchange for an equal amount of surrendered options) and $4.4 million for related exercise bonuses. The optionholders participating in this arrangement exercised 925,123 options resulting in 532,368 reissued treasury shares of Class L common stock. The Company also retired 392,755 shares of treasury stock, which was equal to the number of options surrendered. The net change in Stockholders' Equity (including the after-tax effect of the stock option charge) was an increase of $9.2 million.

During 1991, non-vested options were accelerated to attain immediate 50 percent vesting. Also, during 1991, cash bonuses totaling $1.6 million were paid on the exercise of options that were granted in 1985 and 1987.

The following summary presents stock option activity for the years ended November 24, 1991, November 29, 1992 and November 28, 1993:

                                                  OPTIONS     EXERCISE/SURRENDER
                                                OUTSTANDING          PRICE
                                                -----------   ------------------

Outstanding at November 25, 1990                 2,144,303       $3.50 - 20.20
 Exercised                                        (719,431)      $3.50 - 20.20
                                                 ---------       -------------

Outstanding at November 24, 1991                 1,424,872       $3.50 - 20.20
 Exercised                                        (532,368)      $3.50 - 20.20
 Surrendered                                      (392,755)      $3.50 - 20.20
                                                 ---------       -------------

Outstanding and exercisable at November 29, 1992   499,749       $        3.50
                                                 ---------       -------------
 No activity during 1993                                --       $          --
                                                 ---------       -------------

Outstanding and exercisable at November 28, 1993   499,749       $        3.50
                                                 =========       =============

NOTE 17
OTHER LIABILITIES

The components of other liabilities are as follows:

                                                           1993          1992
                                                         --------       --------
                                                                 (000's)
Taxes                                                    $334,627       $302,321
Workers' Health and Safety                                158,009        123,111
Deferred Employee Benefits                                132,124        115,111
Other                                                       3,014          1,499
                                                         --------       --------
                                                         $627,774       $542,042
                                                         ========       ========

OTHER LIABILITIES

Accrued workers compensation expense and accrued expenses related to the Company's program that provides for early identification and treatment of employee injuries are included in Workers' Health and Safety. Deferred employee benefits include accrued liabilities for the Company's long-term performance plan, deferred compensation, benefit restoration, pension and other plans.

NOTE 18
SERIES A PREFERRED STOCK

At November 28, 1993, there were no shares of Series A preferred stock outstanding. During 1992, the Company redeemed for cash and permanently retired all outstanding shares of Series A preferred stock at $170 per share, for an aggregate of $82.3 million, plus accrued and unpaid dividends of $1.1 million. The Company used cash from operations to purchase the shares. Dividend distributions of $4.3 million and $7.5 million were paid in 1992 and 1991, respectively.

NOTE 19
COMMON STOCK

RESTATED CERTIFICATE OF INCORPORATION

During 1993, holders of a majority of outstanding shares (approximately 60 percent) of the Company approved, by written consent, an amendment and restatement of the Company's Certificate of Incorporation (the "Restatement"). The Restatement simplifies and shortens the capital stock provisions of the Certificate of Incorporation. It removes the Company's authority to issue, and eliminates all references to, Class F common stock, Series A preferred stock and Series B preferred stock. It does not affect any provisions relating to Class E common stock or Class L common stock, or make any other changes in the Certificate of Incorporation.

Currently, the Company has an authorized capital structure consisting of:
270,000,000 shares of common stock, par value $.10 per share, of which 100,000,000 shares are designated Class E common stock and 170,000,000 shares are designated Class L common stock; plus 10,000,000 shares of preferred stock, par value $1.00 per share. Class L common stock is subject to a stockholders' agreement (expiring in April 2001), which limits transfers of the shares. The outstanding shares of Class E common stock are subject to restrictions on transfer imposed by the EIP, ELTIS and ESAP.

DIVIDENDS

During 1993, there were no dividends declared on Class L common stock. On November 18, 1993, the Board of Directors declared a dividend of $.55 per share (totaling $.7 million), which was paid on December 15, 1993 to Class E stockholders of record on December 1, 1993. In June 1993, the Board of Directors declared a dividend of $.55 per share, for an aggregate of $.7 million, which was paid on August 27, 1993 to Class E stockholders of record on July 30, 1993.

COMMON STOCK

DIVIDENDS (CONTINUED)

In November 1992, the Board of Directors declared a dividend of $3.00 per share (totaling $2.9 million), which was paid on December 15, 1992, to Class E stockholders of record on December 1, 1992. Also in November 1992, the Board of Directors declared a dividend of $3.00 per share to Class L stockholders of record on December 1, 1992, $1.50 of which (totaling $77.1 million) was paid on December 15, 1992 and $1.50 of which (totaling $77.1 million) is payable in four semi-annual installments commencing June 15, 1993. The notes issued for these dividends bear an interest rate incrementally above the six-month Treasury Bill rate.

In June 1992, the Board of Directors declared a common stock dividend of $.40 per share (totaling $21.0 million), which was paid on August 14, 1992, to Class E and Class L stockholders of record on July 31, 1992.

In November 1991, the Board of Directors declared a dividend of $.20 per share (totaling $10.3 million) on both Class E and Class L common shares to stockholders of record on December 2, 1991, which was paid on December 16, 1991. In November 1990, a $.525 per share dividend (totaling $31.6 million) was declared on both Class E and Class F common shares to stockholders of record on November 30, 1990, which was paid on December 14, 1990.

The declaration of future dividends on Class E and Class L common stock is within the discretion of the Board of Directors of the Company and will depend upon business conditions, earnings, the financial condition of the Company and other factors. It is the Company's intent to not pay another Class L dividend until after the Class L dividend notes have been repaid.

TREASURY STOCK REISSUANCE/RETIREMENT

As a result of the special payment arrangement under the 1985 Stock Option Plan (SEE NOTE 16), 532,368 shares of Class L treasury stock were reissued and 392,755 shares of Class L treasury stock were retired during 1992. The net change in Stockholders' Equity (including the after-tax effect of the stock option charge) was an increase of $9.2 million.

The Company permanently retired 15,595,552 shares of Class L treasury stock during 1991, which resulted in a $553.7 million charge to retained earnings; however, the retirement of treasury stock had no effect on total stockholders' equity.

COMMON STOCK - EMPLOYEE INVESTMENT PLANS

Class E common stock held by participants of the ESAP (SEE NOTE 12) are classified outside stockholders' equity due to the put rights attached to ESAP Class E common stock sold. There were no Class E common shares offered for purchase to ESAP participants prior to 1992. The redemption amount of common stock sold through the ESAP represents the latest independent valuation of $114 per share.

COMMON STOCK

COMMON STOCK - EMPLOYEE INVESTMENT PLANS (CONTINUED)

Class E common stock is appraised, usually twice a year, by an independent investment banking firm. The latest appraised value of Class E common stock is used as the price for selling or repurchasing Class E common stock from the EIP and ELTIS trustee and ESAP participants. The latest appraised value of Class E common stock is also used as the value for Class L common stock. The investment firm is instructed to value stock as though there had been a public trading market for the stock on the valuation date, and to not give consideration to an acquisition or control premium, or to a private market discount. There is, however, no assurance that the Company's stock would trade at the price determined through the independent investing banking firm valuation had there been a public trading market for the shares on the valuation date.

NOTE 20
RECAPITALIZATION

In 1991, the Company completed a series of transactions in accordance with a recapitalization plan. These transactions included, among other things, substantial new borrowings and financial arrangements and the exchange and repurchase of certain capital stock. The purpose of this recapitalization plan was to facilitate the Company's ability to remain independent, thereby eliminating the pressures that may be created by public ownership to focus on short-term rather than long-term performance, and to preserve family control and ownership.

Summary descriptions of various transactions completed in 1991 as part of the recapitalization are as follows:

  The Company repurchased $84.8 million in principal amount (or approximately 71 percent of $118.7 million) of the Company's then outstanding 14.45% Subordinated Notes due 2000. Tendering note holders consented to an amendment to the indenture governing the notes, thereby eliminating a covenant restriction on dividend payments, stock repurchases and other distributions to stockholders. The transaction also involved payments totaling $.4 million to non-tendering holders who consented to the indenture amendment, which deletes restrictions on dividends and distributions. In 1991, an additional $12.3 million of these notes were repurchased on the open market. The 1991 premiums paid and a pro rata portion of the associated unamortized costs of $9.9 million, net of applicable income tax benefits, were reported as an extraordinary loss on early extinguishment of debt. During 1992, all remaining amounts, of $33.6 million, of these notes were repurchased or redeemed and cancelled by the Company. The premiums paid and a pro rata portion of the associated unamortized costs of $1.6 million, net of the applicable income tax benefits, were reported as an extraordinary loss on early extinguishment of debt.

  The Company entered into a new primary credit agreement which provided for a $300.0 million term loan to be repaid over six years and a working capital line of credit of $500.0 million. This primary credit agreement required the Company to pledge certain of

RECAPITALIZATION

  its assets, including its material trademarks, and contains certain financial and operating restrictions. During 1993, the primary credit agreement was replaced with a new reducing revolving line of credit (SEE NOTE 6).

  The Company repurchased 8,333,330 shares of Class F common stock (or approximately 14 percent of the total outstanding common shares) at $54 per share, for an aggregate purchase price of $450.0 million.

  The Company issued 1,416,623 shares of Series B preferred stock at $54 per share in exchange for the same number of shares of Class F common stock. Subsequent to the recapitalization, all shares of Series B preferred stock were redeemed and permanently retired during 1992 at $54 per share for an aggregate of $76.5 million, plus accrued and unpaid dividends of $3.2 million. Dividend distributions of $3.2 million and $1.5 million were paid in 1992 and 1991, respectively.

  The Company issued shares of Class L common stock in exchange for all of the remaining shares of Class F common stock. The Class L common stock is subject to a new stockholders' agreement limiting transfers of the shares. The agreement expires in April 2001.

  The Company adopted a new non-qualified employee equity program (SEE NOTE 12).

  The Company amended its Certificate of Incorporation (SEE NOTE 19).

NOTE 21
RELATED PARTIES

See Item 13, Other Transactions, for related parties information.

NOTE 22
SUBSEQUENT EVENTS

The Company adopted SFAS No. 106 and recorded a one-time, non-cash charge against earnings of $402.3 million before taxes and $248.4 million after taxes in the first quarter of 1994. (SEE NOTE 11 FOR ADDITIONAL INFORMATION.)

The Company adopted SFAS No. 109 and recorded a $11.4 million credit to net income in the first quarter of 1994. (SEE NOTE 3 FOR ADDITIONAL INFORMATION.)

On December 15, 1993, the Company repaid its second series of dividend notes to Class L stockholders for an aggregate amount of $18.0 million, plus interest accrued of $.7 million. (SEE NOTE 6 FOR ADDITIONAL INFORMATION.)

SUBSEQUENT EVENTS

On December 15, 1993, the Company paid to Class E stockholders of record dividends of $.55 per share, for an aggregate of $.7 million. (SEE NOTE 19 FOR ADDITIONAL INFORMATION.)

During January 1994, the Company's employee investment plans, collectively, purchased 42,048 shares of Class E common stock from the Company and the Company contributed 36,449 matching shares before taxes to these plans. (SEE NOTE 12 FOR ADDITIONAL INFORMATION.)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Levi Strauss Associates Inc.:

We have audited the accompanying consolidated balance sheets of Levi Strauss Associates Inc. (a Delaware corporation) and Subsidiaries as of November 28, 1993 and November 29, 1992, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended November 28, 1993, November 29, 1992 and November 24, 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levi Strauss Associates Inc. and Subsidiaries as of November 28, 1993 and November 29, 1992, and the results of their operations and their cash flows for each of the three years in the period ended November 28, 1993, in conformity with generally accepted accounting principles.



                                                           ARTHUR ANDERSEN & CO.

San Francisco, California,
January 20, 1994

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below identifies the current directors and executive officers of the Company, along with their offices, positions and ages.

NAME                             AGE   OFFICE AND POSITION
- ----                             ---   -------------------

Walter A. Haas, Jr.(1)(2)......   78   Director, Honorary Chairman of the
                                         Board of Directors
Peter E. Haas, Sr.(1)(2).......   75   Director, Chairman of the Executive
                                         Committee of the Board of Directors
Robert D. Haas(1)(2)...........   51   Director, Chairman of the Board of
                                         Directors and Chief Executive Officer
Thomas W. Tusher(2)............   52   Director, President and Chief Operating
                                         Officer
Angela Glover Blackwell(2)(3)..   48   Director (Effective February 9, 1994)
Tully M. Friedman(2)(3)........   52   Director
James C. Gaither(2)(4).........   56   Director
Rhoda H. Goldman(1)(2)(4)......   69   Director
Peter E. Haas, Jr.(1)(2).......   46   Director
F. Warren Hellman(3)(4)........   59   Director
James M. Koshland(2)(3)........   42   Director
Patricia Salas Pineda(3)(4)....   42   Director
Thomas J. Bauch................   50   Senior Vice President, General Counsel
                                         and Secretary
R. William Eaton, Jr...........   50   Senior Vice President, Chief Information
                                         Officer
Donna J. Goya.................    46   Senior Vice President, Human Resources
Peter A. Jacobi...............    50   Senior Vice President, President of
                                         Levi Strauss International
George B. James................   56   Senior Vice President, Chief Financial
                                         Officer
Robert D. Rockey, Jr..........    52   Senior Vice President, President of
                                         Levi Strauss North America
- ----------------

(1) Robert D. Haas is the son of Walter A. Haas, Jr.; Walter A. Haas, Jr. is the brother of Peter E. Haas, Sr. and Rhoda H. Goldman, and the uncle of Peter E. Haas, Jr.
(2)   Member, Corporate Ethics and Social Responsibility Committee
(3)   Member, Audit Committee
(4)   Member, Personnel Committee
Note: John F. Kilmartin retired December 5, 1993 and was replaced by Angela
      Glover Blackwell.

Directors are divided into three classes of equal number. All directors are and will be elected by holders of a majority of the outstanding shares of the Company entitled to vote in the election of directors. Stockholders vote separately for the election of directors in each class. The first class of directors consists of Mr. R. D. Haas, Mrs. Goldman, Ms. Blackwell and Mr. Friedman and the term of office expires at the 1996 annual meeting. The second class consists of Mr. P.E. Haas, Jr., Mr. W. A. Haas, Jr., Mr. Hellman and Ms. Pineda and the term of office expires at the 1994 annual meeting. The third class consists of Mr. Tusher, Mr. P. E. Haas,

Sr., Mr. Gaither and Mr. Koshland and the term of office expires at the 1995 annual meeting of stockholders.

Directors who are elected at an annual meeting of stockholders to succeed those whose terms then expire will be identified as being directors of the same class as those they succeed. Staggered board provisions result in the election of only one-third of the Board at each annual meeting. This arrangement limits the ability of a person holding enough stock to control the election process from effecting a rapid change in board composition and therefore may have the effect of delaying, deferring or preventing a change in control of the Company. Executive officers serve at the discretion of the Board of Directors.

All members of the Haas family and Mrs. Goldman are direct descendants of the founder of LS&CO., Levi Strauss.

WALTER A. HAAS, JR. became Honorary Chairman of the Board of LS&CO. and the Company in 1985. He joined LS&CO. in 1939 and held the positions of President from 1958 to 1970 and Chief Executive Officer from 1958 to 1976. He served as Chairman of the Board from 1970 to 1981 and Chairman of the Executive Committee from 1976 until 1985.

Mr. W.A. Haas, Jr. is a director of the National Parks Foundation and a trustee of the Business Enterprise Trust. He was formerly a director of UAL, Inc., United Airlines, Inc., BankAmerica Corporation and Bank of America, NT & SA. He was appointed to the National Commission on Public Service, is a former member of the Citizens Commission on Private Philanthropy and Public Need, a former member of the Trilateral Commission, a former trustee of the Ford Foundation and has served on the Presidential Advisory Council for Minority Enterprise. Mr. Haas is also owner and Managing General Partner of the Oakland Athletics.

PETER E. HAAS, SR. assumed his present position as Chairman of the Executive Committee of the Board of Directors in March 1989 after serving as Chairman of the Board of LS&CO. since 1981, and of the Company since 1985. He joined LS&CO. in 1945 and became President in 1970 and Chief Executive Officer in 1976. He has served on the Board of LS&CO. since 1948 and has been a director of the Company since its inception in 1985.

Mr. P.E. Haas, Sr. is an Associate of the Smithsonian National Board and a trustee and former Chairman of the Board of Trustees of the San Francisco Foundation. He is a former director of the Northern California Grantmakers, Crocker National Corporation and Crocker National Bank, and American Telephone and Telegraph Co. He is a former President of the United Way of the Bay Area, the Jewish Community Federation, Aid to Retarded Citizens and the Rosenberg Foundation and a former member of the Board of Governors of the United Way of America.

ROBERT D. HAAS assumed his present position as Chairman of the Board of Directors of the Company and LS&CO. in March 1989. Since 1984, he has served as Chief Executive Officer of the Company and LS&CO., and was President of the Company from its inception in 1985 to March 1989. Since he joined LS&CO. in 1973, Mr. Haas served in a number of positions, including Marketing Director and Group Vice President of LSI, Director of Corporate Marketing Development, Senior Vice President of Corporate Planning and Policy and President of the New Business Group. He became President of the Operating Groups in 1980 and was named

Executive Vice President and Chief Operating Officer in 1981. He was elected to the LS&CO. Board of Directors in 1980 and has been a director of the Company since its inception in 1985.

Mr. R.D. Haas is an active participant in business and community organizations and is currently Chairman of the Board of Directors of the Levi Strauss Foundation, a trustee of the Ford Foundation, an honorary trustee of the Brookings Institution and an honorary director of the San Francisco AIDS Foundation. He is also a member of the Conference Board, the Council on Foreign Relations, the Trilateral Commission, the Bay Area Council and the California Business Roundtable.

THOMAS W. TUSHER, President and Chief Operating Officer, joined LS&CO. in 1969, was elected Executive Vice President and Chief Operating Officer in 1984 and became President and a director of the Company in March 1989. He previously served as President of the Europe Division, Executive Vice President of the International Group and was appointed President of LSI in 1980. He was elected a Vice President of LS&CO. in 1976 and a Senior Vice President in 1977 and was a director of LS&CO. from 1979 until 1985.

Mr. Tusher is a director of Cakebread Cellars and a former director of Great Western Financial Corporation and the San Francisco Chamber of Commerce. He is a member and former Chairman of the Walter A. Haas School of Business Advisory Board, University of California, Berkeley, a member of the Bay Area Sports Hall of Fame Committee and a member of the Board of Trustees of the World Affairs Council.

ANGELA GLOVER BLACKWELL, elected to the Board in February 1994, is the founder and executive director of Urban Strategies Council, established in 1987. Previously, she served as staff attorney and managing attorney for Public Advocates, Inc. Ms. Blackwell serves on the boards of the James Irvine Foundation, Children Now, the Center on Budget and Policy Priorities, Public/Private Ventures and Common Cause, the Foundation for Child Development and the Urban Institute. She also co-chairs the Commission for Positive Change in the Oakland Public Schools.

TULLY M. FRIEDMAN, a director since 1985, has been a managing partner of the private investment firm of Hellman & Friedman since its inception in 1984. From 1979 until 1984, he was a general partner and, later, managing director of Salomon Brothers Inc. Currently, he is a director of Mattel, Inc., McKesson Corporation and General Cellular Corporation. He is a member of the Advisory Committee of Falcon Cable TV, a trustee and member of the Executive Committee of the American Enterprise Institute, a director of Stanford Management Company, and a member of the Presidio Advisory Council. He is a former President of the San Francisco Opera Association and a former Chairman of Mount Zion Hospital and Medical Center.

JAMES C. GAITHER, a director since April 1988, is a partner of the law firm of Cooley, Godward, Castro, Huddleson & Tatum, San Francisco, California. Prior to beginning his law practice with the firm in 1969, he served as law clerk to the Honorable Earl Warren, Chief Justice of the United States, Special Assistant to the Assistant Attorney General in the U.S. Department of Justice and Staff Assistant to the President of the United States, Lyndon B. Johnson. Mr. Gaither is the former President of the Board of Trustees at Stanford University and is a member of the Board of Trustees and executive committees for the Carnegie

Endowment for International Peace and for The RAND Corporation. He was formerly Chairman of the Board of Trustees for the Center for Biotechnology Research and has served as Chairman of the Board of many educational and philanthropic organizations in the San Francisco Bay Area. Mr. Gaither is currently a director of Basic American Inc., the James Irvine Foundation and has served as a director of several other public and private companies.

RHODA H. GOLDMAN, a director since 1985, devotes substantial time to public service. She is a current director of Mount Zion Health Systems and a former trustee of Mount Zion Medical Center of the University of California, San Francisco, a member of the Board of Directors of the San Francisco Symphony, the Goldman Environmental Foundation, the Walter A. Haas School of Business Advisory Board, University of California, Berkeley, the ARCS Foundation and the Levi Strauss Foundation. She is past President of Congregation Emanu-El, San Francisco. Additionally, she is Chairperson of the Stern Grove Festival Association and has served as Chairperson of the Distribution Committee of the San Francisco Foundation and the Mayor's Holocaust Memorial Committee.

PETER E. HAAS, JR., a director since 1985, joined LS&CO. in 1972 as Director of the Minority Purchasing Program. He later transferred to LSI, where he held the positions of Manager of Financial Analysis, Inventory Planning Manager and General Merchandising Manager. He became a Vice President and General Manager in the Menswear Division in 1980, Director of Materials Management for Levi Strauss USA in 1982 and was Director of Product Integrity of The Jeans Company from 1984 to February 1989. Mr. P.E. Haas, Jr. is President of the Board of Trustees of Marin Academy and President of the Board of Directors of the Red Tab Foundation. Additionally, he is director of the following Boards: Vassar College, Levi Strauss Foundation, Novato Youth Center (former President) and North Bay Bancorp.

F. WARREN HELLMAN, a director since 1985, has been a general partner of the private investment firm of Hellman & Friedman since its inception in 1984. Previously, he was Managing Director of Lehman Brothers Kuhn Loeb, Inc. Mr. Hellman is currently a director of American President Companies, Ltd., Williams-Sonoma, Inc., Franklin Resources, Inc., Il Fornaio America Corporation, DN&E Walter Co., Children Now, Eagle Industries, Inc., Great America Management & Investment, Inc., Basic American Inc., The California Higher Education Policy Center and University of California San Francisco (UCSF) Foundation. He is a trustee of the Brookings Institution, a member of the University of California Berkeley Foundation and Honorary Lifetime Trustee of Mills College.

JAMES M. KOSHLAND, a director since 1985, is a partner of the law firm of Gray Cary Ware & Freidenrich, a Professional Corporation, Palo Alto, California, with which he has been associated since 1978. He is also a director of the Giarretto Institute, the Newhouse Foundation and the Senior Coordinating Council of the Palo Alto area.

PATRICIA SALAS PINEDA, a director since 1991, is General Counsel and Assistant Corporate Secretary of New United Motor Manufacturing, Inc., with which she has been associated since 1984. She is currently a trustee of Mills College and a former trustee of the San Francisco Ballet Association. She was formerly a member and served as President of the Port of Oakland Commission and was a former member of the KQED, Inc. Board of Directors and Alameda County Hazardous Waste Authority Committee.

THOMAS J. BAUCH, Senior Vice President, General Counsel and Secretary, joined LS&CO. in 1977. He was named General Counsel in 1981, elected a Vice President of LS&CO. in 1982 and assumed his current position as Senior Vice President in 1985. Mr. Bauch serves on the Board of Governors of the Commonwealth Club and the Board of Visitors of the University of Wisconsin Law School. He has served on the Board of Directors of the Urban School of San Francisco and as a legal advisor to the City of Belvedere. He is a member of various bar and legal associations.

R. WILLIAM EATON, JR., Senior Vice President and Chief Information Officer, joined LS&CO. in 1978. He became Vice President for Information Resources of LSI in 1983, was elected a Vice President of LS&CO. in 1986, was named Chief Information Officer in 1988 and assumed his current position of Senior Vice President in February 1989. Mr. Eaton is a member of the Commonwealth Club and the King's Mountain Community Association.

DONNA J. GOYA, Senior Vice President, Human Resources, joined LS&CO. in 1970 and became the Director of Equal Employment Opportunity and Personnel Policy in 1980. She became Director of Employee Relations and Policy in 1983 and Vice President of Corporate Personnel in 1984. She was elected a Senior Vice President in 1986. Ms. Goya is a director of the Federated Employers Association of the Bay Area and of INROADS and is a member of the Human Resources Roundtable.

PETER A. JACOBI, President of Levi Strauss International, joined the Company in 1970 and was named President of the Youthwear Division in 1981. In 1984, he became Executive Vice President of the Jeans Company and was subsequently named President of the Men's Jeans Division. Mr. Jacobi became President of the European Division of LSI in 1988. In 1991, he assumed the position of President of Global Sourcing and was elected Senior Vice President. In 1993, he assumed his current position. Mr. Jacobi is past President of the South-West Apparel and Textile Manufacturers Association and also served on the Board of Directors for the Men's Fashion Association. He is a member of the Board of Directors of the Textile/Clothing Technology Corporation.

GEORGE B. JAMES, Senior Vice President and Chief Financial Officer, joined the Company and LS&CO. in 1985. From 1984 to 1985, he was Executive Vice President and Group President of Crown Zellerbach Corporation and from 1982 to 1984, he held the position of Executive Vice President and Chief Financial Officer of Crown Zellerbach Corporation. From 1972 to 1982, he was Senior Vice President and Chief Financial Officer of Arcata Corporation. Mr. James is a director of Basic Vegetable Products, Inc., Fiberboard Corp., the Stanford University Hospital and the San Francisco Chamber of Commerce. In addition, he is a trustee of the San Francisco Ballet Association and serves as trustee for the Stern Grove Festival Association and the Zellerbach Family Fund.

ROBERT D. ROCKEY, JR., President of Levi Strauss North America, joined LS&CO. in 1979 and became President of the Womenswear Division in 1983. In 1984, he was named President of the Europe Division of LSI and, in 1988, he was appointed President of the Men's Jeans Division. During 1991, Mr. Rockey became President of U.S. Marketing Divisions and later was elected Senior Vice President. In 1992, he assumed the position of President of Levi

Strauss North America. Mr. Rockey is a director and former President of the South-West Apparel and Textile Manufacturers Association.

INSIDER REPORT FILINGS

The Company's executive officers and directors are not obligated, under Section 16(a) of the Securities Exchange Act of 1934, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.

                 ITEM 11.  DIRECTOR AND EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors of the Company who are also stockholders or employees of the Company do not receive any additional compensation for their services as director. Directors who are not stockholders or employees [Messrs. Kilmartin (before his retirement effective December 5, 1993) and Gaither and Mss. Blackwell and Pineda] receive approximately $36,000 in annual compensation during each of their first five years of service and, beginning in their sixth year of service, are expected to receive annual compensation of approximately $42,000. Such payments include an annual cash retainer of $30,000 for each of the first three years, $20,000 for the fourth year, $10,000 for the fifth year, and $6,000 thereafter, fees of $500 per Board and Board committee meeting attended and award payments under the Company's Long-Term Performance Plan ("LTPP"). The amount of each type of payment varies depending on the year of service and the actual value of the LTPP units. Messrs. Gaither and Kilmartin and Ms. Pineda each received grants of 350 performance units under the LTPP in 1993. In 1993, Messrs. Gaither and Kilmartin each received payments under the LTPP of $98,913. Directors who are not employees or stockholders also receive travel accident insurance while on Company business and are eligible to participate in a deferred compensation plan. (SEE LTPP AND DEFERRED COMPENSATION PLAN CAPTIONS.)

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

F. Warren Hellman and Tully M. Friedman, directors of the Company, are general partners of Hellman & Friedman, an investment banking firm. Hellman & Friedman provides financial advisory services to the Company and received $300,205 for such services in 1993. At November 28, 1993 Messrs. Hellman and Friedman and their families and other partners of Hellman & Friedman beneficially owned an aggregate of 1,081,442 shares of Class L common stock. See Item 12, Security Ownership of Certain Beneficial Owners and Management, for additional information concerning Mr. Hellman's and Mr. Friedman's beneficial ownership of Class L common stock.

SUMMARY COMPENSATION TABLE FOR EXECUTIVE OFFICERS

The following table sets forth summary compensation information for 1993, 1992 and 1991 for each of the five most highly compensated executive officers of the
Company:



                                                                                          LONG TERM
                                                                                         COMPENSATION
                                                                                   ------------------------
                                                 ANNUAL COMPENSATION                 AWARDS      PAYOUTS
                                  -----------------------------------------------  ----------  ------------
                                                                                   SECURITIES
             OTHER                                                                 UNDERLYING                     ALL
           NAME AND                                                 ANNUAL            SARS        LTIP           OTHER
      PRINCIPAL POSITION         YEAR(1)   SALARY    BONUS(2)    COMPENSATION(3)     (#)(4)     PAYOUTS(5)   COMPENSATION(6)
- ----------------------------   ---------  --------  ----------  -----------------  ----------  ------------  ---------------
Robert D. Haas                   1993     $998,460  $1,162,795     $       --             --     $506,667       $871,060
  Chairman of the Board and      1992      938,278   1,082,711      1,866,375             --           --        625,014
    Chief Executive Officer      1991      833,666     976,693        185,638             --           --        272,200

Thomas W. Tusher                 1993      680,056     677,063             --             --      944,985        624,510
  President, Chief Operating     1992      647,093     642,003             --             --      626,970        480,384
    Officer                      1991      588,467     609,677        126,253             --      287,188        217,861

George B. James                  1993      369,292     313,231             --             --      481,539        160,633
  Senior Vice President,         1992      352,463     287,650        965,538             --      355,935        107,172
  Chief Financial Officer        1991      328,745     268,006        212,100             --      183,053         30,487

Robert D. Rockey, Jr.            1993      354,959     317,724             --             --      432,805        179,570
  Senior Vice President,         1992      314,149     297,493        156,539         25,000      368,571        135,028
  President of Levi Strauss      1991      265,827     240,724         66,761             --      209,576         44,169
    North America

Peter A. Jacobi                  1993      311,692     281,413             --             --      453,071        163,712
  Senior Vice President,         1992      296,593     251,797        179,883         25,000      368,571        138,755
  President of Levi Strauss      1991      265,457     225,664             --             --      209,576         52,415
    International
- --------------------

(1) Fiscal 1993 and 1991 each contained 52 weeks.  Fiscal year 1992 contained
    53 weeks.
(2) Bonuses are paid pursuant to the Company's Management Incentive Plan
    ("MIP") and Interim Cash Performance Sharing Plan. The bonuses include amounts based upon 1993, 1992 and 1991 performance that will be or were paid in 1994, 1993 and 1992, respectively (SEE MANAGEMENT INCENTIVE PLAN AND HOME OFFICE CASH PERFORMANCE SHARING PLAN CAPTIONS). Amounts paid to Mr. Haas relating to MIP bonuses were $1,010,000, $935,000 and $850,000 for 1993,
    1992 and 1991, respectively. Amounts paid to Mr. Haas relating to Interim Cash bonuses were $152,795, $147,711 and $126,693 for 1993, 1992 and 1991,
    respectively. Amounts paid to Mr. Tusher relating to MIP bonuses were $580,000, $545,000, and $525,000 for 1993, 1992 and 1991, respectively.
    Amounts paid to Mr. Tusher relating to Interim Cash bonuses were $97,063, $97,003 and $84,677 for 1993, 1992 and 1991, respectively. Amounts paid to Mr. James relating to MIP bonuses were $265,000, $240,000 and $225,000 for 1993, 1992 and 1991, respectively. Amounts paid to Mr. James relating to Interim Cash bonuses were $48,231, $47,650 and $43,006 for 1993, 1992 and 1991, respectively. Amounts paid to Mr. Rockey, Jr. relating to MIP bonuses were $271,188, $254,651 and $209,241 for 1993, 1992 and 1991, respectively.
    Amounts paid to Mr. Rockey, Jr. relating to Interim Cash bonuses were $46,536, $42,842 and $31,483 for 1993, 1992 and 1991, respectively. Amounts paid to Mr. Jacobi relating to MIP bonuses were $240,043, $211,449 and $190,828 for 1993, 1992 and 1991, respectively. Amounts paid to Mr. Jacobi relating to Interim Cash bonuses were $41,370, $40,348 and $34,836 for 1993, 1992 and 1991, respectively.
(3) Other annual compensation represents partial tax reimbursement cash bonuses related to certain stock option exercises under the 1985 Stock Option Plan (SEE 1985 STOCK OPTION PLAN CAPTION).
(4) See detail table under 1992 Stock Appreciation Rights Plan section.
(5) Amounts are paid pursuant to the Company's Long-Term Performance Plan ("LTPP"). The LTPP amounts shown in the table include amounts based on LTPP units granted in 1988, 1989 and 1990 that were paid in 1991, 1992 and 1993 or deferred to later years (SEE LTPP CAPTION).

(6) All other compensation consists of amounts contributed under employee investment plans (ESAP in 1993 and 1992 and EIP in 1991 - SEE EMPLOYEE INVESTMENT PLAN CAPTION) and amounts contributed under the Company's Benefit Restoration Plan (BRP). The Internal Revenue Code (the "Code") limits the amount of benefits that may be paid under plans qualified by the Code. The BRP will pay any benefits that exceed such limitations. Amounts contributed to Mr. Haas relating to ESAP/EIP were $155,958, $148,646 and $0 for 1993, 1992 and 1991, respectively. Amounts contributed to Mr. Haas relating to BRP were $715,102, $476,368 and $272,200 for 1993, 1992 and 1991,
    respectively. Amounts contributed to Mr. Tusher relating to ESAP/EIP were $99,054, $108,868 and $0 for 1993, 1992 and 1991, respectively. Amounts contributed to Mr. Tusher relating to BRP were $525,456, $371,516 and $217,861 for 1993, 1992 and 1991, respectively. Amounts contributed to Mr. James relating to ESAP/EIP were $49,140, $54,876 and $0 for 1993, 1992 and 1991, respectively. Amounts contributed to Mr. James relating to BRP were $111,493, $52,296 and $30,487 for 1993, 1992 and 1991, respectively.
    Amounts contributed to Mr. Rockey, Jr. relating to ESAP/EIP were $47,424, $47,420 and $0 for 1993, 1992 and 1991, respectively. Amounts contributed to Mr. Rockey, Jr. relating to BRP were $132,146, $87,608 and $44,169 for 1993, 1992 and 1991, respectively. Amounts contributed to Mr. Jacobi relating to ESAP/EIP were $42,072, $34,746 and $0 for 1993, 1992 and 1991, respectively. Amounts contributed to Mr. Jacobi relating to BRP were $121,640, $104,009 and $52,415 for 1993, 1992 and 1991, respectively.

STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN

1985 STOCK OPTION PLAN

In 1985, the Board of Directors of the Company adopted the 1985 Stock Option Plan (the "1985 Plan"). The 1985 Plan is administered by the Personnel Committee of the Board of Directors (the "Administrator"). A total of 5,000,000 shares of Class L common stock (previously Class F common stock, SEE NOTE 20 TO THE CONSOLIDATED FINANCIAL STATEMENTS) may be issued upon exercise of options under the 1985 Plan to eligible employees or non-employee directors of the Company selected by the Board. Options granted under the 1985 Plan are non-qualified stock options and expire ten years from the date of grant. The Board or the Administrator determines the exercise price, exercise schedule, the manner in which payment occurs and any provision for a cash bonus to be paid at or about the time of exercise of the option. In addition the administrator retains discretion, subject to plan limits, to modify the terms (e.g., acceleration or elimination of vesting requirements of outstanding options). There were no option grants during 1993.

In 1992, the Board of Directors approved a special payment arrangement under the Plan to facilitate the exercise by optionholders of their outstanding options. This arrangement accelerated vesting on all non-vested options and allowed each optionholder to exercise outstanding options by surrendering a portion of these outstanding options in full payment of the exercise price and related tax obligations. Holders of 65 percent of all outstanding options participated in this arrangement. The special arrangement required the recognition of a fiscal 1992 pre-tax stock option charge of $158.0 million for all outstanding options (the amount equal to the difference between the fair market value of the underlying shares at the exercise date and at the grant date). Separately, the Company also recognized compensation expense for related exercise bonuses and the accelerated use of presently non-vested options. The Company disbursed $41.9 million to pay related withholding taxes for optionholders (in exchange for an equal amount of surrendered options) and $4.4 million for related exercise bonuses. The optionholders participating in this arrangement exercised 925,123 options resulting in 532,368 reissued treasury shares of Class L common stock. The Company also retired 392,755 shares of treasury stock, which was equal to the number of options surrendered. The net change in Stockholders' Equity (including the after-tax effect of the stock option charge) was an increase of $9.2 million. SEE NOTE 16 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL STOCK OPTION PLAN INFORMATION.

1992 STOCK APPRECIATION RIGHTS PLAN

In 1992, the Board of Directors of the Company adopted the 1992 Executive Stock Appreciation Rights Plan of Levi Strauss Associates Inc. The purpose of the 1992 Executive Stock Appreciation Rights Plan is to attract, retain, motivate and reward certain executives by giving them an opportunity to participate in the future success of the Company. The "stock appreciation rights" (SARs), are tied to and based on changes in the value of the Company's Class E common stock (Class E common stock is appraised, usually twice a year, by an independent investment banking firm). Upon exercise, the holder is entitled to receive a cash payment from the Company equal to the difference in the fair market value of stock on grant date and exercise date, less related tax withholding. A total of 500,000 rights may be granted under this plan. SARs awarded under the Company's plan may not be transferred.

The plan is administered by a committee of at least two members of the Board of Directors of the Company who are disinterested persons. The administrative committee for SARs determines the initial values of the SARs, the exercise schedule and any other terms or conditions applicable to the SARs that may be appropriate. In addition, the administrative committee retains discretion, subject to plan limits, to modify the terms (e.g., acceleration or elimination of vesting requirements) of SARs.

The 1992 grant of SARs vest and become exercisable over several years commencing in 1995. One-third of these SARs will be exercisable in 1995, one-third in 1996 and the remaining third in 1997. There were no SAR grants during 1993.

The following table presents information for the year ended November 28, 1993 regarding aggregated options/SARs of executive officers of the Company listed in the Summary Compensation Table.


     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES
- ----------------------------------------------------------------------------------------
                                                            NUMBER OF     DOLLAR VALUE
                                                           SECURITIES          OF
                                                           UNDERLYING      UNEXERCISED
                                                           UNEXERCISED    IN-THE-MONEY
                                                          OPTIONS/SARS    OPTIONS/SARS
                                NUMBER OF                  AT YEAR-END     AT YEAR-END
                                  SHARES                  -------------  ---------------
         NAME AND                ACQUIRED   DOLLAR VALUE  EXERCISABLE/    EXERCISABLE/
    PRINCIPAL POSITION         ON EXERCISE    REALIZED    UNEXERCISABLE   UNEXERCISABLE
- --------------------------     -----------  ------------  -------------  ---------------
Robert D. Haas                      --           --                 --                --
 Chairman of the Board and
  Chief Executive Officer

Thomas W. Tusher                    --           --        499,749/ --   $55,222,265/ --
 President, Chief Operating
  Officer

George B. James                     --           --                 --                --
 Senior Vice President,
 Chief Financial Officer

Robert D. Rockey, Jr.               --           --         -- /25,000      -- /$750,000
 Senior Vice President,
 President of Levi Strauss
  North America

Peter A. Jacobi                     --           --         -- /25,000      -- /$750,000
 Senior Vice President,
 President of Levi Strauss
  International

LONG-TERM PERFORMANCE PLAN

The Company has a Long-Term Performance Plan ("LTPP") for outside directors, officers and other key employees, under which performance units are granted to each participant. The value assigned to each unit is determined at the discretion of the Personnel Committee of the Board of Directors. The performance unit value guidelines selected by the Personnel Committee with respect to existing grants are based on the Company's three-year cumulative net earnings before tax. Under such guidelines (which are subject to change by the Personnel Committee), the current forecast value of the units granted in 1993, 1992 and 1991 is $128, $144 and $292 per unit, respectively. The units vest and are paid in cash in one-third increments on the third, fourth and fifth anniversaries of the date of grant or the amounts can be deferred at the election of the participant.

The following table sets forth information relating to Long-Term Performance Plan units granted in 1993 for the executive officers of the Company listed in the Summary Compensation Table:


            LONG-TERM PERFORMANCE PLAN - AWARDS IN LAST FISCAL YEAR
- --------------------------------------------------------------------------------------
                                                                  ESTIMATED FUTURE
                                                                      PAYMENTS
                                                                   UNDER NON-STOCK
                                                               PRICE-BASED PLANS(3)(4)
                                                               -----------------------
                                              PERFORMANCE OR
                                  NUMBER       OTHER PERIOD
          NAME AND               OF UNITS    UNTIL MATURATION   DOLLAR        DOLLAR
     PRINCIPAL POSITION         GRANTED(1)     OR PAYOUT(2)    THRESHOLD      TARGET
- -----------------------------  ------------  ----------------  ---------    ----------

Robert D. Haas                     11,800        3-5 years         $0       $1,180,000
 Chairman of the Board and
  Chief Executive Officer

Thomas W. Tusher                    6,675        3-5 years          0          667,500
 President, Chief Operating
   Officer

George B. James                     2,450        3-5 years          0          245,000
 Senior Vice President,
 Chief Financial Officer

Robert D. Rockey, Jr.               2,700        3-5 years          0          270,000
 Senior Vice President,
 President of Levi Strauss
   North America

Peter A. Jacobi                     2,500        3-5 years          0          250,000
 Senior Vice President,
 President of Levi Strauss
  International

_________________
(1) The basis for measuring long-term performance is a corporate three-year cumulative earnings performance calculation (e.g., an internal calculation of earnings from operations).
(2) The units vest in three years and are paid out in cash in one-third increments payable in June 1996, June 1997 and June 1998.
(3) Each LTPP unit is valued at $100.00 if the Company achieves a target level of corporate earnings performance over a three-year period. Performance above target levels will produce increases in award values. There is no cap on the award value; however, the award formula is directly related to the Company's earnings performance.
(4) Under the terms of the Company's LTPP, the Personnel Committee retains discretion, subject to plan limits, to modify the terms of outstanding awards to take into account the effect of unforeseen or extraordinary events and accounting changes.

MANAGEMENT INCENTIVE PLAN

The Company's Management Incentive Plan ("MIP") provides selected employees with incentive compensation and provides a tool for recruiting and retaining selected employees. Under the MIP, the Personnel Committee of the Board of Directors, as administrator of the MIP, may award discretionary cash payments to selected employees. Such awards are made on the basis of various factors, including profit levels, return on investment, salary grade and individual performance.

HOME OFFICE INTERIM CASH PERFORMANCE SHARING PLAN

The Company has an Interim Cash Performance Sharing Plan for all Home Office payroll employees that pays out based on a percentage of base salary and certain Company earnings criteria. This interim cash plan was a transition program for 1991 and 1992 and has been extended to 1994. Participants in the MIP can receive up to 8 percent, while other Home Office employees can receive up to 12 percent, of their covered compensation (fiscal year salary and non-LTPP bonus) under the plan.

DEFERRED COMPENSATION PLAN

The Company has an unfunded Deferred Compensation Plan under which a selected group of employees may elect to defer receipt until termination of employment of up to 33 percent of their base salary and 100 percent of their bonus. The amounts deferred under this plan, plus interest, may be paid prior to termination in certain circumstances specified in the plan. When electing to defer a bonus, eligible employees in certain salary grades may also elect to receive in-service payments of the deferred bonus in five annual installments. The Company also maintains a similar deferred compensation plan for outside directors.

BENEFIT PLANS

HOME OFFICE PENSION PLAN

Generally, all Home Office payroll employees, including executive officers, participate in the Company's Home Office Pension Plan (the "Pension Plan") after completing one year of service. The Pension Plan, subject to Internal Revenue Service (IRS) limitations, provides pension benefits based on an individual's years of service and final average covered compensation (generally, base salary plus bonuses awarded, not exceeding one half of salary, for the five consecutive fiscal years out of the individual's last ten years of service that produces the highest average). Contributions by the Company to the Pension Plan cannot be separately calculated for individual executive officers.

The following table shows the estimated annual benefits payable upon retirement under the Pension Plan and the Benefit Restoration Plan to persons in various compensation and years-of-service classifications prior to mandatory offset of Social Security benefits:

                              PENSION PLAN TABLE
- --------------------------------------------------------------------------------

                                            YEARS OF SERVICE
                          ------------------------------------------------------
REMUNERATION                 15        20         25          30          35
- ------------              --------  --------  ----------  ----------  ----------
$  525,000                $157,500  $210,000  $  262,500  $  269,063  $  275,625
   600,000                 180,000   240,000     300,000     307,500     315,000
   675,000                 202,500   270,000     337,500     345,938     354,375
   750,000                 225,000   300,000     375,000     384,375     393,750
   825,000                 247,500   330,000     412,500     422,813     433,125
   900,000                 270,000   360,000     450,000     461,250     472,500
   975,000                 292,500   390,000     487,500     499,688     511,875
 1,050,000                 315,000   420,000     525,000     538,125     551,250
 1,125,000                 337,500   450,000     562,500     576,563     590,625
 1,200,000                 360,000   480,000     600,000     615,000     630,000
 1,275,000                 382,500   510,000     637,500     653,438     669,375
 1,350,000                 405,000   540,000     675,000     691,875     708,750
 1,425,000                 427,500   570,000     712,500     730,313     748,125
 1,500,000                 450,000   600,000     750,000     768,750     787,500
 1,575,000                 472,500   630,000     787,500     807,188     826,875
 1,650,000                 495,000   660,000     825,000     845,625     866,250
 1,725,000                 517,500   690,000     862,500     884,063     905,625
 1,800,000                 540,000   720,000     900,000     922,500     945,000
 1,875,000                 562,500   750,000     937,500     960,938     984,375
 1,950,000                 585,000   780,000     975,000     999,375   1,023,750
 2,025,000                 607,500   810,000   1,012,500   1,037,813   1,063,125
 2,100,000                 630,000   840,000   1,050,000   1,076,250   1,102,500
 2,175,000                 652,500   870,000   1,087,500   1,114,688   1,141,875
- ------------------

The preceding table assumes retirement at the age of 65, with payment to the employee in the form of a single-life annuity. As of year-end 1993, the credited years of service for Messrs. R.D. Haas, Tusher, James, Rockey, Jr. and Jacobi were 20, 24, 8, 14 and 23, respectively. The 1993 compensation covered by the Pension Plan for Messrs. R.D. Haas, Tusher, James, Rockey, Jr. and Jacobi was $2,081,171, $1,113,938, $535,880, $633,849, and $563,489, respectively. The
1993 compensation covered by the Pension Plan consists of fiscal year 1993 cash salary and bonus (not including LTPP). These amounts do not correspond to the amounts on the Summary Compensation table because the covered compensation amounts are based on actual cash paid during 1993 and do not include deferred salary (SEE SUMMARY COMPENSATION TABLE CAPTION).

The Code limits the amount of pension benefits that may be paid under plans qualified under the Code such as the Pension Plan. The Company maintains a separate unfunded Benefit Restoration Plan (SEE THE BENEFIT RESTORATION PLAN CAPTION) that will pay any retirement benefits under the Pension Plan that exceed such limitations. The five individuals named in the Summary Compensation Table are participants in the Benefit Restoration Plan.

The Company has unfunded supplemental pension agreements with Messrs. Tusher and James which provide specific benefits upon retirement. The cost to the Company in 1993 of the agreements for Messrs. Tusher and James was $359,200 and $27,600, respectively.

BENEFIT RESTORATION PLAN

The Company has an unfunded Benefit Restoration Plan (the "BRP") that provides eligible employees with benefits that would have been payable from tax-qualified plans of the Company except for limitations imposed on such benefits under the Internal Revenue Code (the "Code"). The BRP also provides for the deferral of an eligible employee's current compensation to the extent that such compensation cannot be contributed to the Company's investment plans, due to these limitations, and the restoration of Company matching contributions that could not be credited under those plans as a result. All employees who are subject to such limitations are eligible to participate in the BRP. The BRP is administered by the Administrative Committee of the Retirement Plans.

EMPLOYEE INVESTMENT PLANS

The Company maintains three employee investment plans. Two of these plans, the Employee Investment Plan of Levi Strauss Associates Inc. (EIP) and the Levi Strauss Associates Inc. Employee Long-Term Investment and Savings Plan (ELTIS), are qualified plans that cover Home Office employees and U.S. field employees, respectively. The third plan, the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc. (ESAP) is a non-qualified employee equity program for highly compensated (as defined by the Code) Home Office employees. Effective December 1990, highly compensated employees were no longer eligible to contribute to the EIP due to amendments to the EIP, which were made to comply with certain changes to the Code. The ESAP commenced in 1992 to allow highly compensated employees to participate in equity ownership.

The ESAP is administered by the Personnel Committee of the Board of Directors. The Pension Plan and the EIP are administered by the Administrative Committee of the Retirement Plans of the Company. The Personnel Committee has delegated most of its routine administrative functions to the Administrative Committee and to the Employee Benefits Department. The Administrative Committee is appointed by the Board of Directors and has the general responsibility for the administration and operation of the plans, including compliance with reporting and disclosure requirements, establishing and maintaining plan records and determining and authorizing payments of benefits under the plans.

The qualified plans also established an Investment Committee appointed by the Board of Directors. The Investment Committee's duties and responsibilities include (i) reviewing the performance of the trustee under the plans; (ii) appointing, removing and reviewing the performance of investment managers who may be delegated the authority to manage plan assets; (iii) establishing investment standards and policies based upon the objectives of the plans as communicated by the Administrative Committee; and (iv) performing such other functions as are specifically assigned to the Investment Committee under the plans.

The foregoing descriptions of the Company's benefit plans and agreements are only summaries and are qualified in their entirety by reference to such agreements and plans.

ADDITIONAL INFORMATION ABOUT CERTAIN COMPANY EMPLOYEE PLANS IS CONTAINED IN NOTES 12 THROUGH 16 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 10, 1994, certain information with regard to the beneficial ownership of Class L common stock and Class E common stock by each person who beneficially owns more than 5 percent of these outstanding shares, each of the directors, each of the five most highly compensated executive officers and all directors and executive officers of the Company as a group. The business address of all persons listed is 1155 Battery Street, San Francisco, California 94111.



                                             ADDITIONAL NUMBER
                                            OF SHARES IN WHICH
                                             VOTING RIGHTS OR
    NAME OF INDIVIDUAL                       INVESTMENT POWERS                PERCENTAGE
       OR NUMBER OF             NUMBER OF     EXIST OR MAY BE                 OF SHARES
     PERSONS IN GROUP         SHARES OWNED    DEEMED TO EXIST      TOTAL    OUTSTANDING(1)
- ------------------------      ------------  ------------------  ----------  ---------------
Robert D. Haas                3,807,182(2)         390,130(3)    4,197,312        7.98
Thomas W. Tusher                 95,305(4)         499,749(5)      595,054        1.13
Peter E. Haas, Sr.            8,754,426(6)       2,961,967(7)   11,716,393       22.27
Walter A. Haas, Jr.           3,743,444            600,000(8)    4,343,444        8.26
Tully M. Friedman               352,100(9)          90,000(10)     442,100          --
James C. Gaither                     --                 --              --          --
Rhoda H. Goldman              3,740,257(11)             --       3,740,257        7.11
Peter E. Haas, Jr.            4,493,448(12)         11,709(13)   4,505,157        8.56
F. Warren Hellman               574,742(14)        402,000(15)     976,742        1.86
John F. Kilmartin(16)                --                 --              --          --
James M. Koshland(17)            45,000             96,000(18)     141,000          --
Patricia S. Pineda                   --                 --              --          --
Frances K. Geballe            2,746,960(19)             --       2,746,960        5.22
Josephine B. Haas             3,467,424(20)      2,225,534(21)   5,692,958       10.82
Miriam L. Haas                3,000,200(22)             --       3,000,200        5.70
Margaret E. Jones             2,895,710(23)             --       2,895,710        5.50
Daniel E. Koshland, Jr.       2,865,744                152(24)   2,865,896        5.45
Peter A. Jacobi                  29,518                 --          29,518          --
George B. James                  97,910                 --          97,910          --
Robert D. Rockey, Jr.            17,283                 --          17,283          --

Directors and executive
  officers of the
  Company as a group
  (18 persons)(25)           25,887,145          5,051,555      30,938,780       58.81
- -----------

Note: Class E common stock represents 2 percent of all outstanding common stock.
      Employees of the Company may invest in Class E common stock under the Company's employee investment plans. The Boston Safe Deposit and Trust Company, trustee for the Company's qualified stock investment plans, holds approximately 75 percent of all outstanding Class E common stock. The business address for the Boston Safe Deposit and Trust Company is 1 Cabot Road, Mail Zone WTO4G, Medford, Massachusetts, 02155-5158. SEE EMPLOYEE INVESTMENT PLAN CAPTION UNDER ITEM 11.
(1) The percentage of shares outstanding is not shown for those amounting to less than one percent.
(2) Includes 526,286 shares owned by the spouse and daughter of Mr. Haas and by trusts for the benefit of his daughter. Mr. Haas disclaims beneficial ownership of such shares.

 (3) Mr. Haas, as trustee, has sole voting and investing power with respect to these shares. These shares are held by a trust for the benefit of Mr. Haas' nieces and nephews. Mr. Haas disclaims beneficial ownership of such shares.
 (4) Does not include 158,996 shares held by a trust for the benefit of the sons of Mr. Tusher. Mr. Tusher has neither voting nor investing powers with respect to such shares.
 (5) Represents shares subject to presently exercisable options.
 (6) Does not include 3,000,200 shares owned by Miriam L. Haas, the spouse of Mr. Haas. Mr. Haas disclaims beneficial ownership of such shares.
 (7) Includes 2,903,167 shares in which Mrs. Josephine B. Haas has sole investing power and Mr. Haas has sole voting rights; and 58,800 shares held in trusts for the benefit of his grandnieces and grand nephew in which Mr. Haas has sole voting and investing power. Mr. Haas disclaims beneficial ownership of such shares.
 (8) Represents shares owned by the Evelyn and Walter Haas, Jr. Fund in which Mr. Haas has shared voting and investing powers.
 (9) Does not include 4,600 shares held by a trust for the benefit of Mr. Friedman's stepson. Mr. Friedman does not have voting or investing powers with respect to such shares and disclaims beneficial ownership of such shares.
(10) Represents shares in which Mr. Friedman has sole voting and investing powers. These shares are held by the Friedman Family Partnership for the benefit of Mr. Friedman's daughter and stepson and Cherry Street Partners for the benefit of Mr. Friedman's former spouse. Mr. Friedman disclaims beneficial ownership of such shares.
(11) Includes 1,000,000 shares owned by Mrs. Goldman's spouse. Mrs. Goldman disclaims beneficial ownership of such shares. Does not include 2,886,207 shares held by trusts for the benefit of Mrs. Goldman's grandchildren.
     Mrs. Goldman neither has voting nor investing rights with respect to such shares.
(12) Includes 2,368,785 shares held by trusts for the benefit of Mr. Haas' children and 150,000 shares held by Peter E. Haas and Joanne C. Haas Charitable Annuity Lead Trust and 1,086 shares by the spouse of Mr. Haas. Mr. Haas disclaims beneficial ownership of such shares.
(13) Represents shares held by a trust for the benefit of Michael S. Haas in which Mr. Haas has sole voting and investing powers. Mr. Haas disclaims beneficial ownership of such shares.
(14) Mr. Hellman's shares are held in his family investment partnership.
(15) Mr. Hellman has voting and investing powers with respect to these shares which are held by a trust for the benefit of the daughter of Robert D. Haas. Mr. Hellman disclaims beneficial ownership of such shares.
(16) Mr. Kilmartin retired from the Board of Directors on December 5, 1993.
(17) James M. Koshland is the son of Daniel E. Koshland, Jr.
(18) Represents shares held by trusts for the benefit of James M. Koshland's children. Mr. Koshland disclaims beneficial ownership of such shares.
(19) Includes 333,000 shares owned by the spouse of Mrs. Geballe.  Mrs.
     Geballe disclaims beneficial ownership of such shares.
(20) Includes 2,903,167 shares in which Mrs. Haas has sole investing powers and Mr. Peter E. Haas, Sr. has sole voting rights.
(21) Includes 1,447,855 shares in which Mrs. Haas has shared voting and investing powers and 777,679 shares in which Mrs. Haas has sole voting and investing powers. These shares are held by trusts for the benefit of the son and daughter of Mrs. Haas. Mrs. Haas disclaims beneficial ownership of such shares.
(22) Does not include 8,754,426 shares owned by Peter E. Haas, Sr., the spouse of Mrs. Haas. Mrs. Haas disclaims beneficial ownership of such shares.
(23) Margaret E. Jones is the daughter of Peter E. Haas, Sr.
(24) Represents shares owned by The Koshland Foundation in which Mr. Koshland has sole voting rights.
(25) Includes 499,749 shares subject to presently exercisable options. As of January 10, 1994, the Company has 191 and 1,107 record owners of Class L and Class E common stock, respectively.

HOLDERS OF AND TRANSFER RESTRICTIONS ON COMMON STOCK.

There is no trading market for outstanding shares of Class E and Class L common stock. The outstanding shares of Class E common stock are currently held by the trustee of the ELTIS and EIP and by certain employees under the ESAP. Class E common stock is subject to certain restrictions on transfer as provided in the various employee plans. SEE THE EMPLOYEE

INVESTMENT PLANS CAPTION UNDER ITEM 11 FOR ADDITIONAL INFORMATION. Class L common stock is primarily held by members of the families of certain descendants of the Company's founder and certain members of the Company's Board of Directors and management. Under a stockholder agreement that expires in April 2001, transfer of Class L common stock is prohibited except to certain transferees, specified members of the stockholder's family, trusts, charities or other Class L stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ESTATE TAX REPURCHASE POLICY

The Board of Directors has a policy under which the Company will, subject to certain conditions, offer to repurchase a portion of the shares of Class L common stock held by the estate of a deceased stockholder in order to assist the estate in meeting estate tax liabilities. The purchase price will be based on periodic valuations of Class L common stock conducted by an investment banking or appraisal firm (SEE NOTE 19 TO THE CONSOLIDATED FINANCIAL STATEMENTS). Purchases will be made at a discount price reflecting the non-liquidity of large blocks of stock; the discount will be established by the investment banking or appraisal firm. Estate repurchase transactions will be subject to, among other things, compliance with applicable laws governing stock repurchases, satisfaction of certain financial ratios specified in the resolutions adopting the policy, and compliance with any limitations on stock repurchases contained in the Company's credit agreements.

OTHER TRANSACTIONS

Rhoda H. Goldman is a director of the Company; her son, John Goldman, is the controlling person of Richard N. Goldman and Company (RNG), which acts as an insurance broker for the Company. In 1993, the Company paid RNG approximately $380,245 in fees and commissions for the placement of insurance programs. RNG's insurance programs represent approximately 80 percent of worldwide annual premiums paid by the Company for 1993 property casualty coverage, not including workers' compensation coverage. The Company believes the premiums paid to RNG are competitive. At November 28, 1993, Rhoda H. Goldman had no equity interest in RNG and beneficially owned 3,765,257 shares of the Company's Class L common stock.

SEE COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION UNDER ITEM 11 FOR ADDITIONAL INFORMATION.

                                    PART IV

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS
       Consolidated Statements of Income, Years Ended November 28, 1993, November 29, 1992 and November 24, 1991.

       Consolidated Balance Sheets, November 28, 1993 and November 29, 1992

       Consolidated Statements of Stockholders' Equity, Years Ended November 28, 1993, November 29, 1992 and November 24, 1991

       Consolidated Statements of Cash Flows, Years Ended November 28, 1993, November 29, 1992 and November 24, 1991

       Notes to Consolidated Financial Statements

       Report of Independent Public Accountants

   (2) FINANCIAL STATEMENT SCHEDULES
       VIII Reserves

       IX  Short-Term Borrowings

       X   Supplementary Income Statement Information

       All other schedules have been omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

   (3) MANAGEMENT CONTRACTS AND COMPENSATORY ARRANGEMENTS
       1985 Stock Option Plan and forms of related agreements, exhibit 10a.

       1985 Stock Option Plan Notice to Optionholders, exhibit 10b.

       Long Term Performance Plan, exhibit 10c.

       Management Incentive Plan, exhibit 10d.

       Levi Strauss Associates Inc. Excess Benefit Restoration Plan, exhibit
       10e.

       Levi Strauss Associates Inc. Supplemental Benefit Restoration Plan,
       exhibit 10f.

       Amendment dated February 9, 1993 to the Levi Strauss Associates Inc. Excess Benefit Restoration Plan and Levi Strauss Associates Inc. Supplemental Benefits Restoration Plan, exhibit 10g.

       Levi Strauss Associates Inc. Deferred Compensation Plan for Executives (as adopted in 1971 and as amended through January 1, 1992), exhibit 10h.

       Revised Home Office Pension Plan of Levi Strauss Associates Inc., exhibit 10j.

       Revised Employment Retirement Plan and December 20, 1991 Amendment thereto, exhibit 10k.

       Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., exhibit 10n.

       Amendments dated August 5, 1992, March 31, 1992 and January 1, 1992 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., exhibit 10o.

       Amendment dated February 9, 1993 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., exhibit 10p.

       Amendment effective as of March 1, 1993 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., exhibit 10q.

       Supplemental Pension Agreement dated April 16, 1985 between Levi Strauss & Co. and Thomas W. Tusher, exhibit 10v.

       Supplemental Pension Agreement dated November 12, 1985 between Levi Strauss & Co. and George B. James, exhibit 10w.

       Letter Agreement dated August 29, 1985 between the Company and Thomas W. Tusher, exhibit 10x.

       Home Office Interim Cash Performance Sharing Plan of Levi Strauss Associates Inc., exhibit 10z.

       Levi Strauss Associates Inc. 1992 Executive Stock Appreciation Rights Plan, exhibit 10bb.

   (4) EXHIBITS
        3a Restated Certificate of Incorporation, incorporated by reference from Exhibit 4 of Form 10-Q filed with the Securities and Exchange Commission on April 13, 1993.

        3b   Amended By-Laws of the Company, incorporated by reference from
             Exhibit 3b of Form 10-K filed with the Securities and Exchange Commission on February 20, 1992.

        4a Form of Series B dividend note, dated as of December 15, 1992, among the Company and note holders, incorporated by reference from
             Exhibit 4b of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

        4b Form of Series C dividend note, dated as of December 15, 1992, among the Company and note holders, incorporated by reference from
             Exhibit 4c of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

        4c Form of Series D dividend note, dated as of December 15, 1992, among the Company and note holders, incorporated by reference from
             Exhibit 4d of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

        4d Form of Class L Stockholders' Agreement, incorporated by reference from Exhibit (c)(5) of the Company's Issuer Tender Offer Statement on Schedule 13E-4, including all amendments thereto, initially filed with the Securities and Exchange Commission on March 4, 1991.

        4e Credit Agreement, dated as of January 21, 1993, among the Company, Levi Strauss & Co., Bank of America N.T. & S.A. and other financial institutions named therein, incorporated by reference from Exhibit 4k of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

        4f Amended and Restated Agreement of Master Trust effective as of May 1, 1989 between Levi Strauss Associates Inc. and Boston Safe Deposit and Trust Company, incorporated by reference from Exhibit
             4.6 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10a 1985 Stock Option Plan and forms of related agreements, incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10b 1985 Stock Option Plan Notice to Optionholders, incorporated by reference from Exhibit 10b of Form 10-K filed with the Securities and Exchange Commission on February 20, 1992.

       10c   Long Term Performance Plan, incorporated by reference from Exhibit
             10.7 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10d   Management Incentive Plan, incorporated by reference from Exhibit
             10.12 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10e Levi Strauss Associates Inc. Excess Benefit Restoration Plan, incorporated by reference from Exhibit 10e of Form 10-K filed with the Securities and Exchange Commission on February 20, 1992.

       10f Levi Strauss Associates Inc. Supplemental Benefit Restoration Plan, incorporated by reference from Exhibit 10f of Form 10-K filed with the Securities and Exchange Commission on February 20, 1992.

       10g Amendment dated February 9, 1993 to the Levi Strauss Associates Inc. Excess Benefit Restoration Plan and Levi Strauss Associates Inc. Supplemental Benefits Restoration Plan, incorporated by reference from Exhibit 10d of Form 10-Q filed with the Securities and Exchange Commission on July 13, 1993.

       10h Levi Strauss Associates Inc. Deferred Compensation Plan for Executives (as adopted in 1971 and as amended through January 1, 1992).

       10i Deferred Compensation Plan for Outside Directors, incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10j   Revised Home Office Pension Plan of Levi Strauss Associates Inc.

       10k   Revised Employment Retirement Plan.

       10l Levi Strauss Associates Inc. Retirement Plan for Over the Road Truck Drivers and Dispatchers.

       10m Levi Strauss & Co. Supplemental Unemployment Benefit Plan and related amendments.

       10n Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 24, 1991 (Reg. No. 33-41332).

       10o Amendments dated August 5, 1992, March 31, 1992 and January 1, 1992 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10q of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

       10p Amendment dated February 9, 1993 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10a of Form 10-Q filed with the Securities and Exchange Commission on July 13, 1993.

       10q Amendment effective as of March 1, 1993 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10e of Form 10-Q filed with the Securities and Exchange Commission on July 13, 1993.

       10r Levi Strauss Associates Inc. Employee Long-Term Investment and Savings Plan, incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 1990 (Reg. No. 33-33415), with amendments incorporated by reference from Exhibit
             4.2 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 31, 1991 (Reg. No. 33-40947).

       10s Amendments dated July 21, 1992 and March 31, 1992 to the Levi Strauss Associates Inc. Employee Long-Term Investment and Savings Plan, incorporated by reference from Exhibit 10s of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

       10t Amendment dated February 9, 1993 to the Levi Strauss Associates Inc. Employee Long-Term Investment and Savings Plan, incorporated by reference from Exhibit 10c of Form 10-Q filed with the Securities and Exchange Commission on July 13, 1993.

       10u Employee Investment Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 1990 (Reg. No. 33-33415) with amendments incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 31, 1991 (Reg. No. 33-40947).

       10v Supplemental Pension Agreement dated April 16, 1985 between Levi Strauss & Co. and Thomas W. Tusher, incorporated by reference from
             Exhibit 10.13 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10w Supplemental Pension Agreement dated November 12, 1985 between Levi Strauss & Co. and George B. James, incorporated by reference from
             Exhibit 10.14 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10x Letter Agreement dated August 29, 1985 between the Company and Thomas W. Tusher, incorporated by reference from Exhibit 10.15 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10y Agreement dated as of May 1, 1989 between the Company and Boston Safe Deposit and Trust Company, incorporated by reference from
             Exhibit 10.17 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10z Home Office Interim Cash Performance Sharing Plan of Levi Strauss Associates Inc.

       10aa  Field Profit Sharing Award Plan of Levi Strauss Associates Inc.

       10bb Levi Strauss Associates Inc. 1992 Executive Stock Appreciation Rights Plan, incorporated by reference from Exhibit 10aa of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

       10cc Supply Agreement dated as of March 30, 1992, between Levi Strauss & Co. and Cone Mills Corporation, incorporated by reference from
             Exhibit 10bb of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

       10dd First Amendment to Supply Agreement dated as of March 30, 1992, between Levi Strauss & Co. and Cone Mills Corporation.

       21    Subsidiaries of Levi Strauss Associates Inc.

       23    Consent of Independent Public Accountants.

(b)    REPORTS ON FORM 8-K
       There were no Reports on Form 8-K filed with the Commission during the fourth quarter of 1993.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SAN FRANCISCO, STATE OF CALIFORNIA, ON FEBRUARY 10, 1994.

                                      LEVI STRAUSS ASSOCIATES INC.

                                      By  Robert D. Haas
                                          -------------------------
                                          Robert D. Haas
                                          Chairman of the Board and
                                          Chief Executive Officer


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE FOLLOWING CAPACITIES ON FEBRUARY 10, 1994.

            Signature                                Title
            ---------                                -----



                                        Director,
                                        Honorary Chairman of the Board of
        Walter A. Haas, Jr.             Directors
____________________________________
       (Walter A. Haas, Jr.)



                                        Director,
        Peter E. Haas, Sr.              Chairman of the Executive Committee
____________________________________
       (Peter E. Haas, Sr.)



                                        Director,
                                        Chairman of the Board of Directors and
         Robert D. Haas                 Chief Executive Officer
____________________________________
        (Robert D. Haas)

            Signature                                Title
            ---------                                -----



         Angela G. Blackwell            Director
_____________________________________
        (Angela G. Blackwell)



          Tully M. Friedman             Director
_____________________________________
         (Tully M. Friedman)



           James C. Gaither             Director
_____________________________________
          (James C. Gaither)



          Rhoda H. Goldman              Director
_____________________________________
         (Rhoda H. Goldman)



          Peter E. Haas, Jr.            Director
_____________________________________
         (Peter E. Haas, Jr.)



           F. Warren Hellman            Director
_____________________________________
          (F. Warren Hellman)

            Signature                                Title
            ---------                                -----



         Patricia S. Pineda             Director
_____________________________________
        (Patricia S. Pineda)



          James M. Koshland             Director
_____________________________________
         (James M. Koshland)



                                        Director,
          Thomas W. Tusher              President and Chief Operating Officer
_____________________________________
         (Thomas W. Tusher)



                                        Senior Vice President and
           George B. James              Chief Financial Officer
_____________________________________
          (George B. James)



                                        Vice President, Controller and
          Richard D. Murphy             Chief Accounting Officer
_____________________________________
         (Richard D. Murphy)

                                                                   SCHEDULE VIII

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                   RESERVES
                                (In Thousands)


  COL. A                           COL. B      COL. C      COL. D      COL. E
- ----------                        ----------  ----------  ----------  ----------
                                              Additions
                                  Balance at  Charged to  Deductions  Balance at
                                  Beginning   Costs and     From        End of
Allowance for Doubtful Accounts   of Period   Expenses     Reserve      Period
- -------------------------------   ----------  ----------  ----------  ----------

Year ended November 28, 1993:      $27,806     $ 5,032     $ 4,287     $28,551
                                   =======     =======     =======     =======

Year ended November 29, 1992:      $31,333     $ 5,424     $ 8,951     $27,806
                                   =======     =======     =======     =======

Year ended November 24, 1991:      $21,539     $21,279     $11,485     $31,333
                                   =======     =======     =======     =======

                                                                     SCHEDULE IX

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                                (In Thousands)


  COL. A                            COL. B        COL. C              COL. D                 COL. E                  COL. F
- ----------                       ---------    ----------------   -------------------    --------------------    -------------------
Category of                       Balance        Weighted             Maximum                Average                Weighted
Aggregate                            at          Average               Amount                 Amount                 Average
Short-Term                          End       Interest Rate at       Outstanding           Outstanding            Interest Rate
Borrowings                       of Period    End of Period(1)   During the Period(2)   During the Period(3)    During the Period(4)
- ----------                       ---------    ----------------   -------------------    --------------------    --------------------
Year ended November 28, 1993:
  Payable to banks               $ 10,094          20.4%               $153,814               $105,787                  5.1%
                                 ========          ====                ========               ========                 ====
Year ended November 29, 1992:
  Payable to banks               $121,105           6.3%               $139,637               $118,569                  6.7%
                                 ========          ====                ========               ========                 ====
Year ended November 24, 1991:
  Payable to banks               $ 58,185          25.3%               $401,148               $200,713                 10.2%
                                 ========          ====                ========               ========                 ====

(1) This was relatively high in 1993 as approximately 69 percent of the balance outstanding at the end of 1993 was related to borrowings in Eastern Europe where the average interest rate was substantially higher than other Company borrowings in 1993. In addition, this was relatively high in 1991 as approximately 6 percent of the balance outstanding at the end of 1991 was related to borrowings in Latin America where the average interest rate was substantially higher than other Company borrowings in 1991.
(2) The maximum amount outstanding during the period is based on month-end balances.
(3) The average amount outstanding during the period is computed based on average daily borrowings.
(4) The weighted average interest rate during the period is an annual rate, calculated by dividing the short-term interest expense by the average borrowings. The weighted average interest rate during 1993 would have been
    3.7 percent excluding the Eastern European borrowings. The 1992 and 1991 weighted average interest rate would have been 5.4 percent and 7.6 percent, respectively, excluding the Latin American borrowings.

                                                                      SCHEDULE X


                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                (In Thousands)


   COL. A                                    COL. B
- -----------     ---------------------------------------------------------------
                                 Charged to Costs and Expenses
                ---------------------------------------------------------------
                    Year Ended            Year Ended           Year Ended
    Item         November 28, 1993     November 29, 1992    November 24, 1991
- -----------     ------------------     -----------------    -----------------
Advertising          $375,583               $346,654             $284,022
                     ========               ========             ========

Items required in this schedule but not shown were omitted as they did not exceed one percent of net sales or are shown elsewhere in the consolidated Financial Statements of Levi Strauss Associates Inc. and Subsidiaries.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Levi Strauss Associates Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Levi Strauss Associates Inc. included in this Form 10-K and have issued our report thereon dated January 20, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedules VIII, IX and X are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                         ARTHUR ANDERSEN & CO.

San Francisco, California,
January 20, 1994

                            SUPPLEMENTAL INFORMATION

The 1994 Proxy will be furnished to security holders subsequent to this filing.

CORPORATE DIRECTORY

EXECUTIVE OFFICE
Robert D. Haas, Chairman of the Board of Directors and Chief Executive Officer Thomas W. Tusher, President and Chief Operating Officer

HONORARY CHAIRMAN OF THE BOARD OF DIRECTORS
Walter A. Haas, Jr.

CHAIRMAN OF THE EXECUTIVE COMMITTEE OF THE BOARD OF DIRECTORS
Peter E. Haas, Sr.

CORPORATE EXECUTIVE OFFICERS
Thomas J. Bauch -- Senior Vice President, General Counsel & Secretary
R. William Eaton, Jr. -- Senior Vice President, Chief Information Officer
Donna J. Goya -- Senior Vice President, Human Resources
George B. James -- Senior Vice President, Chief Financial Officer
Robert D. Rockey, Jr. -- Senior Vice President, President of Levi Strauss North America
Peter A. Jacobi -- Senior Vice President, President of Levi Strauss
International

DIRECTORS
Angela Glover Blackwell -- Executive Director, Urban Strategies Council(1,3) Tully M. Friedman -- General Partner, Hellman & Friedman(1,3)
James C. Gaither -- Partner, Cooley, Godward, Castro, Huddleson & Tatum(2,3) Rhoda H. Goldman -- Director, Mount Zion Health Systems(2,3)
Peter E. Haas, Sr.(3)
Peter E. Haas, Jr.(3)
Robert D. Haas(3)
Walter A. Haas, Jr.(3)
F. Warren Hellman -- General Partner, Hellman & Friedman(1,2)
James M. Koshland -- Partner, Ware & Freidenrich(1,3)
Patricia Salas Pineda -- General Counsel, New United Motor Manufacturing, Inc.(1,2)
Thomas W. Tusher(3)

(1) Member, Audit Committee
(2) Member, Personnel Committee
(3) Member, Corporate Ethics and Social Responsibility Committee

EXECUTIVE OFFICES:
Levi's Plaza
1155 Battery Street
San Francisco, California 94111
(415) 544-6000

Questions and communications regarding employee investments should be sent to the Director of Employee Benefits at the above address.

INDEPENDENT PUBLIC ACCOUNTANTS:
Arthur Andersen & Co.