Form 10-Q
period 1994-02-27
STRAUSS LEVI ASSOCIATES INC
filed 1994-04-11
CIK 778977

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 27, 1994.
                                ------------------


                          Commission file number 33-762
                                                 ------

                          LEVI STRAUSS ASSOCIATES INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                94-2973849
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)             Identification Number)

              1155 Battery Street, San Francisco, California 94111
                    (Address of principal executive offices)

  Registrant's telephone number, including area code: (415) 544-6000



Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES    X                             NO
                 -------                             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                              Outstanding at
   Class of Common Stock                                       April 1, 1994
   ---------------------                                      --------------


   Class E Common, $.10 par value                            1,264,940 shares
   Class L Common, $.10 par value                           51,327,001 shares
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Income (Loss). . . . . . . . . . .   3
           Consolidated Balance Sheets . . . . . . . . . . . . . . . . .   4
           Consolidated Statements of Cash Flows . . . . . . . . . . . .   6
           Notes to Consolidated Financial Statements. . . . . . . . . .   7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . .   9

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  15

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16







- ----------------------------------------------------------------------------

The following financial statements have been prepared by Levi Strauss Associates Inc. (the "Company"), without audit, and reflect all adjustments which are, in the opinion of the Company, necessary for a fair statement of the results for the interim periods. The statements omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

The following financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended November 28, 1993. The Company believes that along with the following information, the disclosures are adequate to make the information presented herein not misleading.

All percentage changes in this report are based on unrounded amounts.

                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                         (Dollars in Thousands Except Per Share Data)
                                                          (Unaudited)
                                                                                       Three Months         Three Months
                                                                                           Ended                Ended
                                                                                        February 27,         February 28,
                                                                                           1994                 1993
                                                                                        ------------        --------------
Net sales                                                                             $    1,338,637      $      1,394,005
Cost of goods sold                                                                           810,957               847,395
                                                                                        ------------        --------------
   Gross profit                                                                              527,680               546,610
Marketing, general and administrative expenses                                               325,739               317,638
Management compensation charge                                                                 3,755                    --
Other operating (income) expense, net                                                          1,264                (4,512)
                                                                                        ------------        --------------
   Operating income                                                                          196,922               233,484
Interest expense                                                                               5,422                 9,300
Other (income) expense, net                                                                      603                (4,668)
                                                                                        ------------        --------------
   Income before taxes and cumulative effect of changes
     in accounting principles                                                                190,897               228,852
Provision for taxes                                                                           80,177                96,118
                                                                                        ------------        --------------
   Income before cumulative effect of changes in
     accounting principles                                                                   110,720               132,734
Cumulative effect of changes in accounting principles:
     Postretirement benefits other than pensions
      (SFAS 106), net of applicable income tax benefits
      of $153,885                                                                           (248,429)                   --
     Income taxes (SFAS 109)                                                                  11,912                    --
                                                                                        ------------        --------------

   Net income (loss)                                                                  $     (125,797)     $        132,734
                                                                                        ============        ==============


Income (loss) per common share:
   Income before cumulative effect of changes in
     accounting principles                                                            $         2.10      $           2.53
   Postretirement benefits other than pensions
     (SFAS 106)                                                                                (4.72)                   --
   Income taxes (SFAS 109)                                                                      0.23                    --
                                                                                        ------------        --------------
   Net income (loss)                                                                  $        (2.39)     $           2.53
                                                                                        ============        ==============

Average common shares outstanding                                                         52,635,132            52,433,148
                                                                                        ============        ==============

The accompanying notes are an integral part of these financial statements.

                                                                                                                   Page 1 of 2
                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in Thousands)
                                                                                        February 27,         November 28,
                                                                                            1994                 1993
                                                                                        ------------        --------------
                                                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                          $      423,533      $        252,673
   Trade receivables (less allowance for doubtful accounts:
     1994 - $30,514; 1993 - $28,551)                                                         751,299               858,117
   Inventories:
     Raw materials                                                                           122,161               109,289
     Work-in-process                                                                         129,403               135,797
     Finished goods                                                                          575,203               546,754
                                                                                        ------------        --------------
       Total inventories                                                                     826,767               791,840
   Deferred tax assets                                                                       102,861                70,979
   Other current assets                                                                      110,687               116,815
                                                                                        ------------        --------------
       Total current assets                                                                2,215,147             2,090,424

Property, plant and equipment (less accumulated depreciation:
  1994 -  $392,260; 1993 - $364,830)                                                         598,237               594,592
Goodwill and other intangibles (less accumulated amortization:
  1994 -  $180,766; 1993 - $175,538)                                                         356,727               361,936
Noncurrent deferred tax assets                                                               169,490                20,466
Other assets                                                                                  32,089                41,242
                                                                                        ------------        --------------
                                                                                      $    3,371,690      $      3,108,660
                                                                                        ============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt and capital lease
     obligations                                                                      $       44,828      $         42,695
   Short-term borrowings                                                                      29,319                10,094
   Accounts payable                                                                          215,104               259,747
   Accrued liabilities                                                                       375,224               370,094
   Salaries, wages and employee benefits                                                     228,340               250,291
   Taxes payable                                                                             185,474               139,641
   Dividends payable                                                                           1,584                   688
                                                                                        ------------        --------------
     Total current liabilities                                                             1,079,873             1,073,250
                                                                                        ------------        --------------

The accompanying notes are an integral part of these financial statements.

                                                                                                                   Page 2 of 2
                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in Thousands)
                                                                                        February 27,         November 28,
                                                                                            1994                 1993
                                                                                        ------------         -------------
                                                                                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (continued)
Long-term debt and capital lease obligations  -
    less current maturities                                                                   22,155                93,050
                                                                                        ------------         -------------

Employee related benefits                                                                    723,806               293,147
                                                                                        ------------         -------------
Long-term tax liability                                                                      346,784               334,627
                                                                                        ------------         -------------
Minority interest                                                                             33,805                30,047
                                                                                        ------------         -------------
Common Stock - Employee Stock Purchase and Award Plan:
   Class E common stock - $.10 par value; issued:
      1994 - 347,315 shares; 1993 - 300,848 shares
      (Redemption value $39,594)                                                                  35                    30
   Additional paid-in capital, common                                                         38,729                33,475
                                                                                        ------------         -------------
       Total common stock - employee stock purchase
         and award plan                                                                       38,764                33,505
                                                                                        ------------         -------------

Stockholders' Equity:
  Class E common stock - $.10 par value; authorized
     100,000,000 shares; issued and outstanding:
     1994 - 921,317 shares; 1993 - 894,172 shares                                                 92                    89
   Class L common stock - $.10 par value; authorized
     170,000,000 shares; issued:  1994 - 51,826,750
     shares; 1993 - 51,910,699 shares                                                          5,183                 5,191
   Additional paid-in capital, common                                                        249,219               242,572
   Retained earnings                                                                         854,967               990,130
   Translation adjustment                                                                     52,543                48,322
   Pension liability                                                                         (16,574)              (16,574)
   Treasury stock, at cost - Class E:  1994 - 3,692
     shares; 1993 - 1,379 shares; Class L:  1994 and
     1993 - 499,749 shares                                                                   (18,927)              (18,696)
                                                                                        ------------         -------------

       Total stockholders' equity                                                          1,126,503             1,251,034
                                                                                        ------------         -------------
                                                                                      $    3,371,690      $      3,108,660
                                                                                        ============         =============

The accompanying notes are an integral part of these financial statements.

                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)
                                                          (Unaudited)
                                                                                        Three Months         Three Months
                                                                                            Ended                Ended
                                                                                        February 27,         February 28,
                                                                                            1994                 1993
                                                                                        ------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by operating activities                                         $      232,516      $        139,037
                                                                                        ------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                 (18,168)              (27,077)
  Other, net                                                                                   5,300                 1,819
                                                                                        ------------        --------------
    Net cash used for investing activities                                                   (12,868)              (25,258)
                                                                                        ------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                               (68,048)             (232,901)
  Net increase (decrease) in short-term borrowings                                            15,258               (35,927)
  Proceeds from sale of common stock to employee plans                                         8,353                 9,087
  Purchase of management Class L common stock                                                 (5,815)                   --
  Dividends paid                                                                                (739)              (81,201)
  Proceeds from issuance of long-term debt                                                        16               124,008
  Other, net                                                                                    (818)               (2,134)
                                                                                        ------------        --------------
    Net cash used for financing activities                                                   (51,793)             (219,068)
                                                                                        ------------        --------------
Effect of exchange rate changes on cash                                                        3,005                14,126
                                                                                        ------------        --------------
Net increase (decrease) in cash and cash equivalents                                         170,860               (91,163)
Beginning cash and cash equivalents                                                          252,673               237,702
                                                                                        ------------        --------------
Ending cash and cash equivalents                                                      $      423,533      $        146,539
                                                                                        ============        ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                          $        2,029      $          8,320
    Income taxes                                                                              39,963                71,569
  Non-cash financing activity:
    Notes issued for payment of dividends                                                         --                77,116

The accompanying notes are an integral part of these financial statements.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
RECLASSIFICATIONS
A new line item, other operating (income) expense, net was created for the year-end 1993 Consolidated Statements of Income. This new line includes certain operations-related items that were classified as other (income) expense, net or marketing, general and administrative expenses prior to year-end 1993. The other operating (income) expense, net line represents operating income or expense items that are not related to marketing, general and administrative expenses. Consolidated Statements of Income for the first quarter of 1993 have been reclassified to conform to this presentation format.

The 1994 employee related benefits line item on the Consolidated Balance Sheets includes postretirement medical benefits of $413.1 million, workers' compensation liabilities of $171.3 million and other deferred employment benefits of $139.4 million. The 1993 other liabilities amounts have been reclassified to conform to this presentation format.

Note 2
POSTRETIREMENT BENEFITS
In December 1990, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires the Company to accrue postretirement benefits (other than pensions), including health care and life insurance benefits for retired employees over the period that an employee becomes fully eligible for benefits. The Company adopted SFAS No. 106 effective November 29, 1993. Previously, the Company used a "pay-as-you-go" method whereby expenses were recorded as claims were incurred.

SFAS No. 106 requires the Company to recognize an expense to establish a "transition obligation", representing the actuarially determined value at November 29, 1993 of the postretirement benefit obligation earned by employees and retirees in prior periods. The weighted average discount rate used to determine the present value of the transition obligation was
6.5 percent. A 12.4 percent annual rate of increase in the per capita claims cost reducing to 5.0 percent after 14 years was also used to determine the present value of the transition obligation.

The transition obligation was recorded as a one-time, non-cash charge against earnings of $402.3 million before taxes and $248.4 million after taxes. The transition obligation is shown as a cumulative effect of a change in accounting principles, net of income tax effects, on the Consolidated Statements of Income (Loss). The $153.9 million noncurrent deferred tax benefit related to the adoption of SFAS No. 106 was recorded in accordance with SFAS No. 109 on the Consolidated Balance Sheets (see Note 3 to Consolidated Financial Statements relating to the adoption of SFAS No. 109 "Accounting for Income Taxes").

The adoption of SFAS No. 106 also results in additional ongoing expenses for service and interest costs related to postretirement benefits, which were $10.8 million for the current quarter. The 1994 full year expense for these ongoing costs is estimated to be $43.0 million.

Note 3
INCOME TAXES
In February 1992, the FASB issued SFAS No. 109 "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting of income taxes. Under SFAS No. 109, deferred tax assets and liabilities are established at the balance sheet date in amounts that are expected to be recoverable or payable when the difference in the tax bases and financial statement carrying amounts of assets and liabilities ("temporary differences") reverse. The Company complied with the provisions of SFAS No. 109 as of November 29, 1993. The adoption resulted in a $11.9 million credit to income, which was recorded as a cumulative effect of changes in accounting principles on the Consolidated Statements of Income
(Loss). Upon adoption, deferred tax assets and deferred tax liabilities were adjusted accordingly.

Temporary differences which gave rise to deferred tax assets and liabilities at February 27, 1994 were as follows:

                                                               Deferred Tax             Deferred Tax
                                                                  Assets                Liabilities
                                                              --------------            ------------
                                                                              (000's)
Employee compensation and benefit plans                        $   156,493               $       --
Postretirement benefits                                            153,885                       --
Inventory                                                           27,799                       --
Restructuring and special charges                                   23,404                       --
Depreciation and amortization                                       21,044                   33,946
State income tax                                                    20,949                       --
Foreign exchange gains/losses                                       14,106                   50,642
Tax on unremitted non-U.S. earnings                                     --                   87,056
Other                                                               48,580                   22,265
                                                               -----------               ----------

                                                               $   466,260               $  193,909
                                                               ===========               ==========

The net deferred tax assets at February 27, 1994 were $272.4 million.

The U.S. consolidated tax returns of the Company for 1983 through 1985 are under examination by the Internal Revenue Service (IRS). The audit includes the review of certain transactions relating to the 1985 leveraged buyout. The Company believes it has made adequate provision for income taxes and interest, which may become payable upon settlement. The IRS has not yet concluded its audit and a settlement has not been negotiated.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Summary
First quarter 1994 sales volume was lower and operating expenses were higher compared to the 1993 first quarter. Additionally, the Company recorded a net loss of $125.8 million for the first quarter of 1994 due to the effects of adopting Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". The net loss was partially offset by a lower provision for taxes, the positive effect of adopting SFAS No. 109 "Accounting for Income Taxes" and lower interest expense. As a percentage of sales, first quarter 1994 cost of goods sold and gross profit were flat compared to first quarter 1993. Without the effects of adopting SFAS Nos. 106 and 109, net income would have been 17 percent lower than the prior year period mostly due to lower sales volume and higher operating expenses.

Full year 1994 net income is expected to be significantly lower than 1993 mostly due to the net impact of adopting SFAS Nos. 106 and 109.
Additionally, the Company expects net income to be negatively impacted by declining 1994 U.S. sales, increased expenses associated with the Company's initiative to improve customer service and expenses associated with the Company's stock liquidity program for Class L common stock management holders (see Management Compensation Charge caption).

Net Sales
Although average unit selling prices increased 5 percent, first quarter 1994 dollar sales decreased 4 percent from the prior year due to an 8 percent decrease in unit sales. Sales decreases occurred primarily in the U.S., Canada and Japan businesses; however, record dollar and unit sales were reported in Europe.

The Company's U.S. marketing divisions are organized by its Levi's(R), Dockers(R) and Brittania(R) brands. U.S. dollar sales for the 1994 first quarter were $756.0 million, 11 percent below the comparable quarter of 1993. The decrease in U.S. dollar sales was mostly due to a 13 percent decrease in unit sales, despite a 2 percent increase in average unit selling prices. The U.S. dollar and unit sales decrease occurred in the Dockers(R) and Levi's(R) product lines.

In the U.S., unit sales of men's Dockers(R) products decreased primarily due to increased product competition (primarily wrinkle-resistant products) in a saturated market. The decrease in Dockers(R) brand unit sales for women was mostly due to a consumer market shift from women's moderate sportswear products to jeans products and the repositioning of the Dockers(R) for women product line. The decrease in U.S. unit sales for Levi's(R) products for men reflected increased product competition (particularly private label) and consumer price sensitivity. The overall decrease in Levi's(R) products was despite an increase in sales for Levi's(R) jeans for women. Also contributing to the overall decrease in U.S. unit sales was the slow retail environment and consumer spending for apparel products. (See Trade Receivables and Inventories caption for additional information.)

Record first quarter 1994 dollar sales outside the U.S. of $582.6 million increased 7 percent over the comparable prior year period due to record unit sales and slightly higher average unit selling prices. The record non-U.S. results were due to the Europe division, which reported record dollar and unit sales, despite the negative effects of unfavorable translation rates of certain European currencies to the U.S. dollar, compared to the prior year period. Partially offsetting the total results outside the U.S. was a decrease in dollar and unit sales for the Canada and Asia Pacific divisions due to the weak Canadian and Japanese economies. However, the Company anticipates that dollar and unit sales outside the U.S. for full year 1994 will be higher than the 1993 levels due to the strong demand for the Company's products in Europe.

Based on current forecasts, the Company expects full year 1994 total Company dollar sales to be flat with the dollar sales records of 1993 mostly due to lower projected U.S. dollar sales that offset higher projected non-U.S. dollar sales. However, unit sales are expected to decrease overall mostly due to lower projected sales for the U.S. and Japan businesses. These forecasts and fiscal 1994 results may be affected by continued low consumer spending and weak global economic conditions.

Gross Profit
As a percent of sales, gross profit for the first quarter of 1994 was flat compared to 1993. In dollars, current quarter gross profit decreased
3 percent compared to the prior year period, mostly due to lower U.S. dollar sales and higher U.S. production costs, partially offset by higher overall average unit selling prices.

First quarter 1994 U.S. production costs were higher compared to the 1993 first quarter due to an $8.4 million charge for ongoing expenses related to SFAS 106 (see Postretirement Benefits caption) and excess production capacity costs at certain U.S. owned and operated facilities. The 1994 excess capacity was caused by lower planned U.S. sales production requirements compared to the prior year period. Accordingly, the Company produced a higher proportion of certain U.S. products at its owned and operated plants, as opposed to contractor production, to mitigate downtime at these plants. These trends are expected to continue through the remainder of 1994.

The businesses outside the U.S. continue to record higher gross profit as a percent of sales than businesses in the U.S., mostly due to higher overall average unit selling prices. The businesses outside the U.S. represented 70 percent of the Company's 1994 first quarter profit contribution before corporate expenses and taxes, compared to 58 percent in 1993. The higher 1994 percentage was mostly due to the lower U.S. sales volume in the first quarter of 1994 compared to first quarter 1993.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses, as a percentage of sales, for the current quarter was 24 percent compared to 23 percent for the comparable period of 1993. Marketing, general and administrative expenses, in dollars, for the 1994 first quarter increased 3 percent over the prior year period. The increase was mostly due to higher administrative expenses, partially offset by lower advertising expense.

First quarter 1994 administrative expense increased 4 percent from the 1993 first quarter primarily due to expenses for new business development in Europe and Asia Pacific. Advertising expense for the current quarter decreased 4 percent from the prior period primarily due to planned reductions in media production expenditures in the U.S.

Information resource expense, which increased slightly compared to the first quarter of 1993, is expected to increase for full year 1994 due to systems and software costs related to the Company's strategic initiative to improve customer service.

Management Compensation Charge
During the 1994 first quarter, the Company purchased 83,949 shares of Class L common stock, for a total of $9.6 million, held by certain management stockholders that have left or are leaving the employment of the Company. The purchase price of $114 per share was the latest appraised value as determined by a valuation obtained from an independent investment banking firm for the Company's employee stock plans.

The shares were acquired through exercises of stock options granted to these management employees to provide incentive compensation, encourage such employees to remain with the Company and align management's and shareholders' interests. As a result of the purchase transaction, compensation expense of $3.8 million was recorded to recognize the difference between the original compensation amount recorded for the related stock options and the current appraised value of the stock. Additionally, stockholders' equity decreased by a total of $5.8 million due to the purchase and retirement of these shares of stock.

Separately, during the current quarter, the Board of Directors approved a stock liquidity program (the "Liquidity Program") for Class L common stock management holders. This program is subject to stockholder approval at the April 1994 annual meeting of stockholders. The Liquidity Program allows the Company to enter into contracts with management holders of Class L common stock relating to in-service, employment separation-related and post-separation stock purchases. Currently, holders of 1,297,526 shares of Class L common stock (including outstanding options) are eligible to participate in this program. This program would allow participating management stockholders to annually sell a specified amount of their stock to the Company, subject to certain limitations and conditions.

Upon adoption of the Liquidity Program, shares of participating stock would be reclassified outside of stockholders' equity due to the liquidity feature. If all applicable management stockholders participated in the Liquidity Program, the Company would incur an initial pre-tax compensation expense increase of approximately $25.0 million (based on the current appraised stock value of $114 per share), the addition of common stock outside of stockholders' equity of approximately $146.0 million and a reduction in stockholders' equity of approximately $121.0 million. Future changes in the stock valuation would result in periodic adjustments to compensation expense. Stock related compensation expense would generally result in a permanent tax difference and will not be deductible for tax purposes. Actual purchases of stock by the Company under the Liquidity Program would result in cash outflows.

Other Operating (Income) Expense, Net
Other operating (income) expense, net increased $5.8 million from the 1993 first quarter primarily due to current and future costs associated with environmental-related soil remediation of a facility previously owned by the Company. The increase in other operating (income) expense, net was partially offset by higher licensee income. (See Note 1 to Consolidated Financial Statements regarding the reclassification of certain 1993 quarterly amounts to Other Operating (Income) Expense, Net.)

Interest Expense
Interest expense for the first quarter of 1994 decreased 42 percent from the comparable period of 1993 primarily due to lower average debt balances. Cash flows from operations were used to reduce debt levels over the last year, resulting in the lower average debt balances. Debt reductions after the first quarter of 1993 included repayment and cancellation of the first and second series of dividend notes payable to Class L stockholders, net repayments of debt on the Company's working capital facility and termination of certain interest rate swap agreements.

The Company expects 1994 full year interest expense related to borrowings to be lower than 1993 due to anticipated lower 1994 average debt levels. The Company anticipates that it will not need to borrow funds during 1994 for costs relating to its initiative to improve customer service. These costs are expected to be funded by cash flows from operations during 1994.

Subsequent to first quarter 1994, the Company renegotiated and amended its primary credit agreement which, among other items, provides for lower commitment fees and interest rate basis points (see Liquidity and Capital Resources caption).

Other (Income) Expense, Net
Other (income) expense, net for the 1994 first quarter increased $5.3 million from the prior year period. The current quarter increase was mostly due to higher net foreign currency transaction losses and higher net costs for foreign currency exchange contracts. These increases were partially offset by lower minority interest expense and lower amortization of credit agreement fees. (See Note 1 to Consolidated Financial Statements regarding the reclassification of certain Other (Income) Expense, Net amounts.)

Provision for Taxes
The decrease in the first quarter 1994 provision for taxes compared to 1993 was primarily due to lower earnings before the cumulative effect of changes in accounting principles. The effective tax rate for both the current quarter and prior year period was 42 percent. The 1994 first quarter rate would have been 1 percent higher due to the 1993 U.S. tax bill that increased the U.S. statutory tax rate to 35 percent from 34 percent, but was offset by additional utilization of foreign tax credits. (See Note 3 to Consolidated Financial Statements for information relating to the adoption of SFAS No. 109 "Accounting for Income Taxes".)

Postretirement Benefits
The Company recorded a one-time, non-cash charge against earnings of $402.3 million before taxes and $248.4 million after taxes due to the adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective November 29, 1993. This charge was recorded as a cumulative effect of a change in accounting principles, net of income tax effects, on the Consolidated Statements of Income (Loss). The adoption of SFAS No. 106 also results in additional ongoing expenses for service and interest costs related to postretirement benefits, which were $10.8 million for the current quarter. The 1994 full year expense for these ongoing costs is estimated to be $43.0 million (see Note 2 to Consolidated Financial Statements).

FINANCIAL CONDITION AND LIQUIDITY
Trade Receivables and Inventories
Trade receivables of $751.3 million decreased 12 percent from year-end 1993, primarily due to lower first quarter 1994 sales volume. As a percent of sales, trade receivables for the current quarter was slightly higher than the fourth quarter of 1993. The allowance for doubtful accounts as a percentage of accounts receivable increased 21 percent from the 1993 year-end percentage mostly due to concerns related to retail industry bankruptcies in the current U.S. economic environment.

Inventories at the end of first quarter 1994 were $826.8 million, 4 percent higher than the level at the end of 1993. The increase in inventories was primarily due to an 11 percent increase in inventories outside the U.S., with the largest increase in the Europe division to meet anticipated sales requirements.

U.S. inventories remained relatively flat with year-end 1993. The Company is planning to continue its participation in the growing U.S. market for wrinkle-resistant products by expanding is offerings of wrinkle-resistant men's Dockers(R) products in the second quarter of 1994. In response to the growing wrinkle-resistant product market, the Company has planned for lower inventory of basic cotton-twill men's Dockers(R) products in 1994. However, lower current quarter sales of men's Dockers(R) products were due in part to inventory shortages of Dockers(R) twill pants products. The Women's Dockers(R) product line is currently being repositioned in the market to carry core products with some seasonal items.

In the U.S., the men's Levi's(R) brand division is focusing its efforts to create the optimal balance between the cost of maintaining current inventory levels with customer service. Additionally in 1994, the men's Levi's(R) brand has planned for some shifts in product mix from certain silverTab(TM) and Red Tab(TM) products, including 501(R) products, to lower margin Orange Tab(TM) products in response to consumer demand for lower priced products.

Inventory levels are currently in line with forecasted sales and are expected to increase in the second quarter for the 1994 Back-to-School selling period.

Property, Plant and Equipment
Property, plant and equipment, net increased 1 percent to $598.2 million from year-end 1993. The increase in property, plant and equipment was due to the acquisition and consolidation of an affiliate that was previously a joint venture, consolidation of an existing joint venture and capital expenditures. This increase was partially offset by depreciation expense and retirements during the period. U.S. capital expenditures were primarily for design and engineering costs related to the Company's initiative on customer service. Outside the U.S., the Company continued to upgrade and expand several of its finishing and distribution facilities in Europe.

Actual spending on projects during 1994 is expected to be $150.0 million, not including spending related to the Company's initiative on customer service. The Company expects to spend over $300.0 million during the next several years in connection with this initiative.

Working Capital
Working capital of $1.1 billion at the end of the 1994 first quarter, increased $118.1 million from year-end 1993. In addition, the current ratio increased to 2.1 from 1.9. The increase in working capital was mostly due to higher cash and cash equivalents from operations and lower accounts payable. The increase in working capital was partially offset by lower accounts receivable and higher taxes payable.

Liquidity and Capital Resources
The increase of $170.9 million in cash and cash equivalents from year-end 1993 was mostly due to cash provided by operations. Cash provided by operations was partially used for the net repayment of debt and purchases of property, plant and equipment, slightly offset by a net increase in short-term borrowings and proceeds from the sale of common stock to employee plans. Most of the remaining cash was invested in short-term investments. The Company is currently exploring fixed-income portfolio investment possibilities for its cash and cash equivalents balance.

During the current quarter, the Company used cash provided from operations to repay $50.0 million on its working capital loan and repay the second series of dividend notes payable to Class L stockholders for an aggregate amount of $18.0 million, plus accrued interest of $.7 million. At February 27, 1994, the Company's total outstanding debt balance was $96.3 million, 34 percent lower than year-end 1993.

Subsequent to the first quarter of 1994, the Company renegotiated and amended its primary credit agreement to reduce its $500.0 million unsecured working capital facility to a $200.0 million 364 day revolving line of credit, which is convertible at the option of the Company into a three-year term loan.
This amendment reflects the current financing needs and cash position of the Company. Under the new revolving line of credit, commitment fees and interest rate basis points will be lower than under the working capital facility.

Total debt at year-end 1994 is expected to be lower than the level at year-end 1993 due to the continued repayment of debt using cash generated from operations. The Company does not anticipate that it will need to borrow funds during 1994 for costs related to the Company's initiative on customer service and does not expect difficulty in obtaining funding, if needed, for this project.

Payment of Dividends on Class E Common Stock
In November 1993, the Board of Directors declared a dividend of $.55 per share (totaling $.7 million), which was paid on December 15, 1993 to Class E stockholders of record on December 1, 1993. There were no dividends declared on Class L common stock.

Sale of Class E Common Stock to Employee Investment Plans
In January 1994, the employee investment plans, collectively, purchased
42,048 shares of Class E common stock from the Company at $114 per share as determined by the valuation of an independent investment banking firm. In addition, the Company contributed 33,171 matching shares to these plans.
                               PART II.  OTHER INFORMATION
                      LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

       4 Restated Credit Agreement, dated March 17, 1994, among the Company, Levi Strauss & Co., Bank of America N.T. & S.A. and other financial institutions named therein.

(b) There were no reports on Form 8-K filed with the Commission during the first quarter of 1994.
                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LEVI STRAUSS ASSOCIATES INC.
                                            ----------------------------
                                                     (Registrant)


Date:  April 11, 1994
                               By         /s/Richard D. Murphy
                                 ---------------------------------------
                                            (Richard D. Murphy)
                                 Vice President and Corporate Controller