Form 10-Q
period 1994-05-29
STRAUSS LEVI ASSOCIATES INC
filed 1994-07-11
CIK 778977

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 29, 1994.
                                -------------


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

             YES    X                             NO
                 -------                             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                               Outstanding at
   Class of Common Stock                                        July 1, 1994
   ---------------------                                       --------------


   Class E Common, $.10 par value                            1,263,312 shares
   Class L Common, $.10 par value                           51,327,001 shares
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Income (Loss). . . . . . . . . . .   3
           Consolidated Balance Sheets . . . . . . . . . . . . . . . . .   4
           Consolidated Statements of Cash Flows . . . . . . . . . . . .   6
           Notes to Consolidated Financial Statements. . . . . . . . . .   7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . .  10

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  18

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19







- - ----------------------------------------------------------------------------

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

All percentage changes in this report are based on unrounded amounts.

                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                         (Dollars in Thousands Except Per Share Data)
                                                          (Unaudited)
                                                 Second Quarter        Second Quarter        Six Months           Six Months
                                                      Ended                 Ended               Ended                Ended
                                                     May 29,               May 30,             May 29,              May 30,
                                                      1994                  1993                1994                 1993
                                                  --------------       --------------       ------------        --------------
Net sales                                       $     1,381,327      $      1,339,172     $    2,719,964      $      2,733,177
Cost of goods sold                                      847,142               828,370          1,658,099             1,675,765
                                                  --------------       --------------       ------------        --------------
   Gross profit                                         534,185               510,802          1,061,865             1,057,412
Marketing, general and
  administrative expenses                               347,742               355,167            673,481               672,805
Management compensation charge                               --                    --              3,755                    --
Other operating (income), net                            (4,664)               (5,477)            (3,400)               (9,989)
                                                  --------------       --------------       ------------        --------------
   Operating income                                     191,107               161,112            388,029               394,596
Interest expense                                          5,310                 9,664             10,732                18,964
Other (income) expense, net                               6,440                (5,376)             7,043               (10,044)
                                                  --------------       --------------       ------------        --------------
   Income before taxes and
     cumulative effect of changes
     in accounting principles                           179,357               156,824            370,254               385,676
Provision for taxes                                      67,925                65,866            148,102               161,984
                                                  --------------       --------------       ------------        --------------
   Income before cumulative effect
     of changes in accounting
     principles                                         111,432                90,958            222,152               223,692
Cumulative effect of changes in
  accounting principles:
     Postretirement benefits other
       than pensions (SFAS 106),
       net of applicable income tax
       benefits of $153,885                                  --                    --           (248,429)                   --
     Income taxes (SFAS 109)                                 --                    --             11,912                    --
                                                  --------------       --------------       ------------        --------------

   Net income (loss)                            $       111,432      $         90,958     $      (14,365)     $        223,692
                                                  ==============       ==============       ============        ==============


Income (loss) per common share:
   Income before cumulative effect
     of changes in accounting
     principles                                 $          2.12      $           1.73     $         4.22      $           4.26
   Postretirement benefits other
     than pensions (SFAS 106)                                --                    --              (4.72)                   --
   Income taxes (SFAS 109)                                   --                    --               0.23                    --
                                                  --------------       --------------       ------------        --------------
   Net income (loss)                            $          2.12      $           1.73     $        (0.27)     $           4.26
                                                  ==============       ==============       ============        ==============

Average common shares outstanding                    52,591,782            52,487,706         52,613,458            52,460,427
                                                  ==============       ==============       ============        ==============

The accompanying notes are an integral part of these financial statements.

                                                                                                                   Page 1 of 2
                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in Thousands)
                                                                                           May 29,           November 28,
                                                                                            1994                 1993
                                                                                        ------------        --------------
                                                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                          $      509,229      $        252,673
   Trade receivables (less allowance for doubtful accounts:
     1994 - $30,756; 1993 - $28,551)                                                         753,813               858,117
   Inventories:
     Raw materials                                                                           115,501               109,289
     Work-in-process                                                                         149,365               135,797
     Finished goods                                                                          618,040               546,754
                                                                                        ------------        --------------
       Total inventories                                                                     882,906               791,840
   Deferred tax assets                                                                       103,585                70,979
   Other current assets                                                                       96,147               116,815
                                                                                        ------------        --------------
       Total current assets                                                                2,345,680             2,090,424

Property, plant and equipment (less accumulated depreciation:
  1994 -  $413,780; 1993 - $364,830)                                                         605,303               594,592
Goodwill and other intangibles (less accumulated amortization:
  1994 -  $185,992; 1993 - $175,538)                                                         353,125               361,936
Noncurrent deferred tax assets                                                               169,452                20,466
Other assets                                                                                  32,025                41,242
                                                                                        ------------        --------------
                                                                                      $    3,505,585      $      3,108,660
                                                                                        ============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt and capital lease
     obligations                                                                      $       48,981      $         42,695
   Short-term borrowings                                                                      26,916                10,094
   Accounts payable                                                                          227,083               259,747
   Accrued liabilities                                                                       363,494               370,094
   Salaries, wages and employee benefits                                                     258,256               250,291
   Taxes payable                                                                             154,036               139,641
   Dividends payable                                                                             378                   688
                                                                                        ------------        --------------
       Total current liabilities                                                           1,079,144             1,073,250
                                                                                        ------------        --------------

The accompanying notes are an integral part of these financial statements.

                                                                                                                   Page 2 of 2
                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in Thousands)
                                                                                           May 29,           November 28,
                                                                                            1994                 1993
                                                                                        ------------        --------------
                                                                                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (continued)
Long-term debt and capital lease obligations  -
    less current maturities                                                                   17,643                93,050
                                                                                        ------------         -------------
Employee related benefits                                                                    751,518               293,147
                                                                                        ------------         -------------
Long-term tax liability                                                                      347,207               334,627
                                                                                        ------------         -------------
Minority interest                                                                             32,297                30,047
                                                                                        ------------        --------------
Common Stock - Employee Stock Purchase and Award Plan:
    Class E common stock - $.10 par value; issued:
      1994 - 347,315 shares; 1993 - 300,848 shares
      (Redemption value $44,804)                                                                  35                    30
    Additional paid-in capital, common                                                        38,729                33,475
                                                                                        ------------        --------------
       Total common stock - employee stock purchase
         and award plan                                                                       38,764                33,505
                                                                                        ------------        --------------

Stockholders' Equity:
    Class E common stock - $.10 par value; authorized
       100,000,000 shares; issued and outstanding:
       1994 - 921,317 shares; 1993 - 894,172 shares                                               92                    89
    Class L common stock - $.10 par value; authorized
       170,000,000 shares; issued:  1994 - 51,826,750
       shares; 1993 - 51,910,699 shares                                                        5,183                 5,191
    Additional paid-in capital, common                                                       249,219               242,572
    Retained earnings                                                                        966,397               990,130
    Translation adjustment                                                                    53,806                48,322
    Pension liability                                                                        (16,574)              (16,574)
    Treasury stock, at cost - Class E:  1994 - 5,311
       shares; 1993 - 1,379 shares; Class L:  1994 and
       1993 - 499,749 shares                                                                 (19,111)              (18,696)
                                                                                        ------------        --------------

       Total stockholders' equity                                                          1,239,012             1,251,034
                                                                                        ------------        --------------
                                                                                      $    3,505,585      $      3,108,660
                                                                                        ============        ==============

The accompanying notes are an integral part of these financial statements.

                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)
                                                          (Unaudited)
                                                                                         Six Months           Six Months
                                                                                            Ended                Ended
                                                                                           May 29,              May 30,
                                                                                            1994                 1993
                                                                                        ------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities                                           $      343,559      $        184,559
                                                                                        ------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                 (46,655)              (65,968)
  Other, net                                                                                   4,983                 6,877
                                                                                        ------------        --------------
    Net cash used for investing activities                                                   (41,672)              (59,091)
                                                                                        ------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                               (68,794)             (256,215)
  Net increase in short-term borrowings                                                       20,322                   982
  Proceeds from sale of common stock to employee plans                                         8,353                13,383
  Purchase of management Class L common stock                                                 (5,815)                   --
  Dividends paid                                                                              (1,945)              (81,205)
  Proceeds from issuance of long-term debt                                                        28               121,776
  Other, net                                                                                    (647)               (3,963)
                                                                                        ------------        --------------
    Net cash used for financing activities                                                   (48,498)             (205,242)
                                                                                        ------------        --------------
Effect of exchange rate changes on cash                                                        3,167                 5,232
                                                                                        ------------        --------------
Net increase (decrease) in cash and cash equivalents                                         256,556               (74,542)
Beginning cash and cash equivalents                                                          252,673               237,702
                                                                                        ------------        --------------
Ending cash and cash equivalents                                                      $      509,229      $        163,160
                                                                                        ============        ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                          $        8,701      $         19,905
    Income taxes                                                                             139,194               183,805
  Non-cash financing activity:
    Notes issued for payment of dividends                                                         --                77,116

The accompanying notes are an integral part of these financial statements.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
RECLASSIFICATIONS
A new line item, other operating (income), net was created for the year-end 1993 Consolidated Statements of Income. This new line includes certain operations-related items that were classified as other (income) expense, net or marketing, general and administrative expenses prior to year-end 1993.
The other operating (income), net line represents operating income or expense items that are not related to marketing, general and administrative expenses. Consolidated Statements of Income for the second quarter and first six months of 1993 have been reclassified to conform to this presentation format.

The 1994 employee related benefits line item on the Consolidated Balance Sheets includes postretirement medical benefits of $422.1 million, workers' compensation liabilities of $177.7 million and other deferred employment benefits of $151.7 million. The 1993 other liabilities amounts have been reclassified to conform to this presentation format.

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

The adoption of SFAS No. 106 also results in additional ongoing expenses for service and interest costs related to postretirement benefits, which were $10.8 million and $21.6 million, respectively, for the second quarter and first six months of 1994. The 1994 full year expense for these ongoing costs is estimated to be $43.0 million.

The Company is evaluating the weighted average discount rate used to determine the actuarial present value of postretirement benefits for year-end 1994 due to the recent rise in the market rate of interest. It is expected that the discount rate will increase, which may result in a decrease in the liability for the present value of postretirement benefits.

Note 3
INCOME TAXES
In February 1992, the FASB issued SFAS No. 109 "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting of income taxes. Under SFAS No. 109, deferred tax assets and liabilities are established at the balance sheet date in amounts that are expected to be recoverable or payable when the difference in the tax bases and financial statement carrying amounts of assets and liabilities ("temporary differences") reverse. The Company complied with the provisions of SFAS No. 109 as of November 29, 1993. The adoption resulted in an $11.9 million credit to income, which was recorded as a cumulative effect of changes in accounting principles on the Consolidated Statements of Income
(Loss). Upon adoption, deferred tax assets and deferred tax liabilities were adjusted accordingly.

Temporary differences which gave rise to deferred tax assets and liabilities at May 29, 1994 were as follows:

                                                               Deferred Tax             Deferred Tax
                                                                  Assets                Liabilities
                                                              --------------            ------------
                                                                              (000's)
Employee compensation and benefit plans                        $   156,493               $       --
Postretirement benefits                                            153,885                       --
Inventory                                                           27,799                       --
Restructuring charges                                               20,611                       --
Depreciation and amortization                                       23,836                   33,946
State income tax                                                    20,949                       --
Foreign exchange gains/losses                                       14,106                   48,761
Tax on unremitted non-U.S. earnings                                     --                   88,939
Other                                                               53,712                   26,707
                                                               ----------                ----------

                                                               $   471,391               $  198,353
                                                               ==========                ==========

The net deferred tax assets at May 29, 1994 were $273.0 million.

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

Note 4
COMMITMENTS AND CONTINGENCIES
The Company has forward currency contracts to buy the aggregate equivalent of $306.1 million of the following foreign currencies: Swedish Kroner, Portuguese Escudos, Spanish Pesetas, Netherlands Guilders, Italian Lire, British Pounds, French Francs, Danish Kroner, German Marks, Swiss Francs and Belgian Francs, principally as a result of intercompany financing transactions. The Company has forward currency contracts to sell the aggregate equivalent of $1.0 billion of the following foreign currencies:
Japanese Yen, Swedish Kroner, Spanish Pesetas, Norwegian Kroner, Netherlands Guilders, Italian Lire, British Pounds, French Francs, Danish Kroner, German Marks, Swiss Francs and Belgian Francs, to hedge currency exposures resulting from sourcing operations as well as intercompany royalties and dividend payments. These contracts are at various exchange rates and expire at various dates through 1996.

In addition, the Company has the right to sell Japanese Yen for $10.0 million. This contract expires in March 1995.

The Company's market risk is directly related to fluctuations in the currency exchange rates. The Company's credit risk is limited to the currency rate differential for each agreement, if a counterparty failed to meet the terms of the contract. These instruments are executed with credit worthy financial institutions and the Company does not anticipate nonperformance by the counterparties.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Summary
Net income for the second quarter of 1994 was $111.4 million, an increase of 23 percent over the comparable quarter of 1993. Record second quarter dollar sales, a lower effective tax rate, lower operating expense and lower interest expense contributed to this increase. This increase was partially offset by higher other expense, net.

The Company recorded a net loss of $14.4 million for the first half of 1994 mostly due to the effects of adopting Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". Despite record first half gross profit, the Company's results were also impacted by higher other expense, net, offset by the positive effect of adopting SFAS No. 109 "Accounting for Income Taxes", a lower effective tax rate and lower interest expense. Without the effects of adopting SFAS Nos. 106 and 109, year-to-date net income would have been 1 percent lower than the prior year period.

Net income for full year 1994 is expected to be significantly lower than 1993 mostly due to the net impact of adopting SFAS Nos. 106 and 109.
Additionally, the Company expects net income to be negatively impacted by non-cash expenses associated with the Company's stock liquidity program for Class L common stock management holders (see Management Compensation Charge caption).

Net Sales
Record second quarter 1994 dollar sales increased 3 percent over the second quarter of 1993, despite a 1 percent decrease in unit sales. The increase in dollar sales was mostly due to a 4 percent increase in average unit selling prices. Record dollar and unit sales were recorded in the U.S. Levi's(R) product line, Europe and Asia Pacific. On a year-to-date basis, dollar sales decreased less than 1 percent from the prior year period.

Record second quarter 1994 U.S. dollar sales of $834.5 million increased
3 percent over the comparable quarter of 1993 mostly due to an increase in average unit selling prices. The increase in U.S. dollar sales was primarily due to record sales in the Levi's(R) product line, that were partially offset by lower dollar and unit sales in the Dockers(R) product line.

All three U.S. Levi's(R) product line marketing groups posted record second quarter 1994 dollar sales, with Levi's(R) jeans for women achieving record unit sales. Dollar and unit sales of men's Dockers(R) products decreased
4 percent and 6 percent, respectively, from the prior year periods mostly due to finishing capacity limitations for wrinkle-resistant products. In addition, the new type of finishing process for wrinkle-resistant products has caused a higher rate of irregular garments. Lower sales for women's Dockers(R) brand products continued to reflect the repositioning of the women's Dockers(R) product line. (See Inventories caption for additional information.)

Year-to-date U.S. dollar sales were $1.6 billion, a 4 percent decrease from the prior year period, primarily due to a decrease in unit sales. These decreases were mostly reflected in the Dockers(R) product line. Men's Dockers(R) brand dollar and unit sales decreased 14 percent and 17 percent, respectively, from the comparable 1993 periods mostly due to the finishing capacity limitations noted above. The finishing capacity limitations are expected to adversely impact the amount of wrinkle-resistant products sold throughout the remainder of 1994. The decreases in the Dockers(R) brand were partially offset by a record performance for the combined Levi's(R) brand product line.

Record second quarter and six month 1994 dollar sales outside the U.S. of $546.9 million and $1.1 billion increased 3 percent and 5 percent, respectively, over the comparable periods of 1993 due to record unit sales and higher average unit selling prices. Despite the negative effects of unfavorable translation rates of certain European currencies to the U.S. dollar, the Europe division reported record 1994 second quarter and year-to-date dollar and unit sales. The Asia Pacific division posted record second quarter 1994 dollar and unit sales and record first half dollar sales. The Asia Pacific division results reflect higher sales volume in the businesses in the Far East that was slightly offset by lower sales in Japan due to the weak economy and consumers' increased sensitivity to prices.

Total Company dollar sales for full year 1994 are expected to be slightly higher than the dollar sales records of 1993 mostly due to the U.S. Levi's(R) brand and Europe division. However, overall unit sales are expected to decrease mostly due to lower sales for the U.S. Dockers(R) brand products.

Gross Profit
As a percent of sales, 1994 second quarter and year-to-date gross profit was relatively flat compared to the prior year periods. In dollars, gross profit increased 5 percent for the current quarter and was slightly higher year-to-date over the comparable 1993 periods, mostly due to higher overall average unit selling prices that were partially offset by higher U.S. production costs.

Included in second quarter and year-to-date 1994 U.S. production costs were excess production capacity costs at certain U.S. owned and operated facilities. The excess production capacity in 1994 was caused by lower U.S. production requirements compared to the prior year period. Accordingly, to mitigate downtime at these plants, the Company produced a higher proportion of certain U.S. products at its owned and operated plants, as opposed to contractor production. It is expected that these trends will continue through the remainder of 1994. Also included in U.S. production costs were charges of $8.4 million and $16.8 million, respectively, for ongoing expenses related to SFAS 106 (see Postretirement Benefits caption), that were partially offset by lower than expected workers' health and safety costs.

The businesses outside the U.S. continue to record higher gross profit as a percent of sales than businesses in the U.S., mostly due to higher overall average unit selling prices. Additionally, the non-U.S. businesses sell a greater proportion of denim bottoms compared to the U.S., which typically command higher margins. The businesses outside the U.S. also sell a higher proportion (within denim bottoms) of high margin 501(R) and Red Tab(TM) products, compared to the U.S. Non-U.S. production costs for the current quarter and year-to-date were relatively flat compared to the prior year periods.

The businesses outside the U.S. represented 57 percent of the Company's 1994 second quarter profit contribution before corporate expenses and taxes, compared to 61 percent in 1993. On a year-to-date basis, the percentage was 63 percent in 1994 compared to 59 percent for the prior year period. The lower second quarter 1994 percentage was primarily due to higher U.S. sales volume coupled with lower U.S. operating expenses in the second quarter of 1994 compared to the 1993 second quarter. The higher year-to-date percentage was mostly due to lower first half 1994 U.S. sales volume compared to the prior year period.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses, as a percentage of sales, for the current quarter and year-to-date were both 25 percent compared to 27 percent and 25 percent, respectively, for the prior year periods. Marketing, general and administrative expenses, in dollars, for the second quarter of 1994 decreased 2 percent from the prior year period. The decrease was mostly due to lower advertising and administrative expenses, partially offset by higher selling expense. On a year-to-date basis, marketing, general and administrative expenses, in dollars, were slightly higher compared to 1993. The increase was mostly due to higher selling expense that was substantially offset by lower advertising expense.

Current quarter and year-to-date advertising expense decreased 10 percent and 7 percent, respectively, from the comparable periods of 1993 mostly due to planned reductions in media production expenditures and local cooperative advertising in the U.S.

Administrative expense for the 1994 second quarter decreased 3 percent from the comparable 1993 quarter primarily due to initial start-up costs in 1993 related to the Company's initiative to improve customer service in the U.S., partially offset by expenses in connection with a customer service initiative in Europe. The increase in selling expense for the second quarter of 1994 was in line with the increase in 1994 second quarter sales. Selling expense for the first six months of 1994 increased primarily due to increased sales volume in Europe.

The majority of systems and software costs related to the Company's initiative to improve customer service are not expected to occur until the end of 1994/early 1995.

Management Compensation Charge
During the 1994 first quarter, the Company purchased 83,949 shares of Class L common stock, for a total of $9.6 million, held by certain management stockholders that have left or are leaving the employment of the Company.
The purchase price of $114 per share was the appraised value as determined by a valuation obtained in November 1993 from an independent investment banking firm for the Company's employee stock plans.

The selling stockholders acquired the shares through exercises of stock options granted to them to encourage such employees to remain with the Company and align management's and shareholders' interests. As a result of the purchase transaction, compensation expense of $3.8 million was recorded to recognize the difference between the original compensation amount recorded for the related stock options and the current appraised value of the stock. Additionally, stockholders' equity decreased by a total of $5.8 million due to the purchase and retirement of these shares of stock.

Separately, during the first quarter of 1994, the Board of Directors approved a stock liquidity program (the "Liquidity Program") for Class L common stock management holders. This program received stockholder approval at the April 1994 annual meeting of stockholders. The Liquidity Program allows the Company to enter into contracts with management holders of Class L common stock relating to in-service, employment separation-related and post-separation stock purchases. Currently, holders of 1,297,526 shares of Class L common stock (including outstanding options) are eligible to participate in this program. This program would allow participating management stockholders to annually sell a specified amount of their stock to the Company, subject to certain limitations and conditions. The program also entitles the Company to purchase all of the shares held by a management holder at the time of separation from employment.

Once individual contracts for the Liquidity Program are entered into, shares of participating stock would be reflected outside of stockholders' equity due to the liquidity feature. If all eligible management stockholders participated in the Liquidity Program, the Company would incur an initial pre-tax compensation expense increase of approximately $57.0 million (based on the current appraised stock value of $129 per share), the addition of common stock outside of stockholders' equity of approximately $167.0 million and a reduction in stockholders' equity of approximately $121.0 million. Future changes in the stock valuation would result in periodic adjustments to compensation expense. Stock related compensation expense would generally result in a permanent tax difference and will not be deductible for tax purposes. Actual purchases of stock by the Company under the Liquidity Program would result in cash outflows.

Other Operating (Income), Net
Other operating (income), net for the second quarter of 1994 decreased
$.8 million from the prior year period primarily due to gains realized in 1993 from the sale of certain quota rights and income recognized in 1993 from joint ventures, partially offset by additional reserves recognized in 1993 for costs associated with pre-LBO idle facilities.

On a year-to-date basis, other operating (income), net decreased $6.6 million from the comparable period of 1993 for the same reasons noted above, as well as current and future costs associated with environmental-related soil remediation of a facility previously owned by the Company. (See Note 1 to Consolidated Financial Statements regarding the reclassification of certain 1993 quarterly amounts to Other Operating (Income), Net.)

Interest Expense
Current quarter and year-to-date interest expense decreased 45 percent and 43 percent, respectively, from the comparable periods of 1993 primarily due to lower average debt balances. Debt reductions after the second quarter of 1993 included net repayments of debt on the Company's working capital facility and repayment and cancellation of the first and second series of dividend notes payable to Class L stockholders. The debt was repaid using cash flows from operations.

During the second quarter of 1994, the Company renegotiated and amended its primary credit agreement which, among other items, provides for lower commitment fees and interest rate basis points. The Company also terminated its remaining interest rate swap agreement (see Liquidity and Capital Resources caption).

Full year 1994 interest expense related to borrowings is expected to be lower than 1993 due to anticipated lower 1994 average debt levels. The Company anticipates that it will not need to borrow funds during 1994 for costs relating to its initiative to improve customer service. These costs are expected to be funded by cash flows from operations during 1994.

Other (Income) Expense, Net
Other (income) expense, net for the current quarter and year-to-date changed by $11.8 million net expense and $17.1 million net expense, respectively, from the prior year periods. The 1994 second quarter and first half net expense changes were mostly due to greater 1994 net foreign currency transaction losses, translation losses recorded by a Company affiliate located in a high inflationary environment, higher net costs for foreign currency exchange contracts and interest rate swap termination costs. The 1994 net foreign currency transaction losses were mostly due to the weakening of the U.S. dollar compared to European currencies during the first half of 1994 coupled with a higher volume of hedging transactions compared to 1993. These net expense changes were partially offset by lower minority interest expense. (See Note 1 to Consolidated Financial Statements regarding the reclassification of certain Other (Income) Expense, Net amounts.)

Provision for Taxes
The increase in the current quarter provision for taxes compared to the second quarter of 1993 was primarily due to higher earnings, partially offset by a 4 percentage point decrease in the Company's effective tax rate. The provision for taxes for the first half of 1994 reflected a 2 percentage point decrease in the Company's effective tax rate. The effective tax rates for the second quarter and six months of 1994 were 38 percent and 40 percent, respectively, compared to the 1993 rate for both periods of 42 percent.

The lower 1994 rates were primarily due to a change in the mix of U.S. and non-U.S. earnings, lower state taxes and a reassessment of the Company's tax settlement strategies. The 1994 second quarter and year-to-date rates would have been 1 percent higher due to the 1993 U.S. tax bill that increased the U.S. statutory tax rate to 35 percent from 34 percent, but was offset by additional utilization of foreign tax credits. (See Note 3 to Consolidated Financial Statements for information relating to the adoption of SFAS No. 109 "Accounting for Income Taxes".)

Postretirement Benefits
The Company recorded a one-time, non-cash charge against earnings of $402.3 million before taxes and $248.4 million after taxes due to the adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective November 29, 1993. This charge was recorded as a cumulative effect of a change in accounting principles, net of income tax effects, on the Consolidated Statements of Income (Loss). The adoption of SFAS No. 106 also results in additional ongoing expenses for service and interest costs related to postretirement benefits, which were $10.8 million and $21.6 million, respectively, for the current quarter and year-to-date. The 1994 full year expense for these ongoing costs is estimated to be $43.0 million (see Note 2 to Consolidated Financial Statements).

FINANCIAL CONDITION AND LIQUIDITY
Trade Receivables
Trade receivables of $754.0 million decreased 12 percent from year-end 1993, primarily due to lower current quarter sales volume compared to the fourth quarter of 1993. As a percent of sales, trade receivables for the 1994 second quarter was relatively unchanged compared to year-end. The allowance for doubtful accounts as a percentage of accounts receivable of 4.08 percent increased from the 1993 year-end percentage of 3.33 percent mostly due to concerns related to retail industry bankruptcies in the current U.S. economic environment.

Inventories
Inventories of $870.5 million at second quarter 1994 were 12 percent higher than the level at year-end 1993. U.S. inventories and inventories outside the U.S. increased 7 percent and 18 percent, respectively.

The U.S. inventories increase was primarily due to increases in the men's Levi's(R) and youth Levi's(R) product lines. These increases were in anticipation of the Back-to-School selling period. In response to consumer demand for lower priced products, during 1994 the U.S. men's Levi's(R) brand marketing division is carrying a higher percentage of lower margin Orange Tab(TM) products and a lower percentage of certain silverTab(TM) and Red Tab(TM) products, including 501(R) products.

The men's Dockers(R) brand work-in-process inventory increased due to finishing capacity limitations for wrinkle-resistant products. Accordingly, sales and inventory projections for full year 1994 have been adjusted to reflect lower shipments. In addition, included in the mix of the men's Dockers(R) finished goods inventory are a higher rate of irregular wrinkle-resistant garments. The women's Dockers(R) product inventory decreased from year-end 1993 as the line is continuing to be repositioned in the market to carry core products with some seasonal items as opposed to carrying predominately seasonal items. This repositioning is expected to occur throughout the remainder of 1994.

Most of the increase in inventories outside the U.S. was due to higher inventories in the Europe division (consisting primarily of denim bottoms) to meet projected sales demand. In addition, inventories in the Europe division grew in 1994 due to the consolidation of entities that were previously accounted for by the equity method of accounting.

Inventory levels are currently in line with forecasted sales and are expected to be lower at year-end 1994 to coincide with the end of the Holiday shipping season.

Property, Plant and Equipment
Property, plant and equipment, net of $605.3 million, increased 2 percent from year-end 1993. The increase in property, plant and equipment was primarily due to capital expenditures and the consolidation of entities that were previously accounted for by the equity method of accounting. These increases were partially offset by depreciation expense and retirements during the period. Capital expenditures in the U.S. were primarily for customer service center design and engineering costs related to the Company's initiative on customer service, and equipment and leasehold improvements in connection with the Company's data center relocation. The data center will be relocated outside of California during the third quarter of 1994 in accordance with the Company's disaster recovery plan. Outside the U.S., the Company continued to upgrade and expand its finishing and distribution facilities in Europe.

Actual spending on projects during 1994 is expected to be $150.0 million, not including spending related to the Company's initiative on customer service. The Company expects to spend over $300.0 million during the next several years in connection with this initiative.

Working Capital
For the first half of 1994, working capital increased $249.4 million from year-end 1993 to $1.3 billion. In addition, the current ratio increased to
2.2 from 1.9. Higher cash and cash equivalents from operations and higher inventories, partially offset by lower accounts receivable, contributed to the increase in working capital.

Liquidity and Capital Resources
The increase of $256.6 million in cash and cash equivalents from year-end 1993 was mostly due to cash provided by operations. Cash provided by operations was partially used for the net repayment of debt and purchases of property, plant and equipment. Most of the remaining cash was invested in short-term investments. The Company is continuing to explore fixed-income portfolio investment possibilities for its cash and cash equivalents balance.

During the second quarter of 1994, the Company renegotiated and amended its primary credit agreement to reduce its $500.0 million unsecured working capital facility to a $200.0 million 364 day revolving line of credit, which is convertible at the option of the Company into a three-year term loan.
This amendment reflects the current financing needs and cash position of the Company. Under the new revolving line of credit, commitment fees and interest rate basis points are lower than under the working capital facility.

During 1994, the Company repaid $50.0 million on its working capital loan and repaid its second series of dividend notes payable to Class L stockholders for $18.0 million, plus accrued interest of $.7 million. The Company's total outstanding debt balance was $93.5 million at the end of the second quarter of 1994, a decrease of 36 percent from year-end 1993.

The Company expects total debt at year-end 1994 to be lower than the level at year-end 1993 due to the continued repayment of debt using cash generated from operations. The Company does not anticipate that it will need to borrow funds during 1994 for costs related to the Company's initiative on customer service.

In 1994, due to lower debt levels, the Company terminated its remaining $200.0 million of interest rate swap agreements that hedged floating-rate liabilities for fixed rates. The termination will become effective during the fourth quarter of 1994 and resulted in a loss of $2.6 million that was included in other (income) expense, net.

SUBSEQUENT EVENTS
Repayment of Third Series of Dividend Notes Payable
On June 15, 1994, the Company repaid the third series of dividend notes payable to Class L stockholders for an aggregate amount of $20.6 million, plus accrued interest of $1.3 million.

Declaration of Dividends on Class E Common Stock
In June 1994, the Board of Directors declared a dividend of $.65 per share, payable on August 31, 1994 to Class E stockholders of record on July 29, 1994. There were no dividends declared on Class L common stock.

Proposed Sale of Class E Common Stock to Employee Investment Plans
In July 1994, the employee investment plans will have the opportunity to purchase Class E common stock from the Company at $129 per share as determined by the valuation of an independent investment banking firm. In addition, the Company will contribute matching shares to these plans. It is estimated that approximately 56,000 shares will be purchased by the plans, collectively, and the Company will contribute 42,000 shares.
                               PART II.  OTHER INFORMATION
                      LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES


Item 4 - Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders of the Registrant was held on Wednesday, April 27, 1994.

(b) At the annual meeting of the Company's stockholders on April 27, 1994, holders of a majority of outstanding shares of the Company who are entitled to vote in the election of directors elected the second class of directors, consisting of Peter E. Haas, Jr., Walter A. Haas, Jr., F. Warren Hellman and Patricia Salas Pineda, to three-year terms expiring in 1997. The first class of directors consists of Tully M. Friedman, Rhoda H. Goldman, Robert D. Haas and Angela Glover Blackwell. The term for the first class expires at the 1996 annual meeting. The third class of directors consists of James C. Gaither, Peter E. Haas, Sr., James M. Koshland and Thomas W. Tusher. The term for the third class will expire at the 1995 annual meeting.

(c) At the annual meeting of the Company's stockholders on April 27, 1994, holders of a majority of outstanding shares of the Company who are entitled to vote approved a stock liquidity program for Class L common stock management holders.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

            None

(b) There were no reports on Form 8-K filed with the Commission during the second quarter of 1994.
                                    SIGNATURE



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



                                            LEVI STRAUSS ASSOCIATES INC.
                                            ----------------------------
                                                     (Registrant)


Date:  July 11, 1994
                               By         /s/Richard D. Murphy
                                 ---------------------------------------
                                            (Richard D. Murphy)
                                 Vice President and Corporate Controller