Form 10-Q
period 1994-08-28
STRAUSS LEVI ASSOCIATES INC
filed 1994-10-11
CIK 778977

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 28, 1994.
                                ----------------


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

             YES    X                             NO
                 -------                             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                              Outstanding at
   Class of Common Stock                                     October 1, 1994
   ---------------------                                     ----------------


   Class E Common, $.10 par value                            1,360,995 shares
   Class L Common, $.10 par value                           51,327,001 shares
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Income . . . . . . . . . . . . . .   3
           Consolidated Balance Sheets . . . . . . . . . . . . . . . . .   4
           Consolidated Statements of Cash Flows . . . . . . . . . . . .   6
           Notes to Consolidated Financial Statements. . . . . . . . . .   7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . .  10

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  19

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20







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

All percentage changes in this report are based on unrounded amounts.

                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                         (Dollars in Thousands Except Per Share Data)
                                                          (Unaudited)
                                                  Third Quarter         Third Quarter        Nine Months          Nine Months
                                                      Ended                 Ended               Ended                Ended
                                                   August 28,            August 29,           August 28,           August 29,
                                                      1994                  1993                1994                 1993
                                                  --------------       --------------       ------------        --------------
Net sales                                       $     1,588,116      $      1,565,429     $    4,308,080      $      4,298,606
Cost of goods sold                                      957,119               964,456          2,615,218             2,640,221
                                                  --------------       --------------       ------------        --------------
   Gross profit                                         630,997               600,973          1,692,862             1,658,385
Marketing, general and
  administrative expenses                               365,956               354,414          1,039,437             1,027,219
Management compensation charge                               --                    --              3,755                    --
Other operating (income) expense, net                    (3,056)                5,047             (6,456)               (4,942)
                                                  --------------       --------------       ------------        --------------
   Operating income                                     268,097               241,512            656,126               636,108
Interest expense                                          4,740                 9,931             15,472                28,895
Other (income) expense, net                              28,466                 6,199             35,509                (3,845)
                                                  --------------       --------------       ------------        --------------
   Income before taxes and
     cumulative effect of changes
     in accounting principles                           234,891               225,382            605,145               611,058
Provision for taxes                                      93,956                97,716            242,058               259,700
                                                  --------------       --------------       ------------        --------------
   Income before cumulative effect
     of changes in accounting
     principles                                         140,935               127,666            363,087               351,358
Cumulative effect of changes in
  accounting principles:
     Postretirement benefits other
       than pensions (SFAS 106),
       net of applicable income tax
       benefits of $153,885                                  --                    --           (248,429)                   --
     Income taxes (SFAS 109)                                 --                    --             11,912                    --
                                                  --------------       --------------       ------------        --------------

   Net income                                   $       140,935      $        127,666     $      126,570      $        351,358
                                                  ==============       ==============       ============        ==============


Income (loss) per common share:
   Income before cumulative effect
     of changes in accounting
     principles                                 $          2.68      $           2.43     $         6.90      $           6.69
   Postretirement benefits other
     than pensions (SFAS 106)                                --                    --              (4.72)                   --
   Income taxes (SFAS 109)                                   --                    --               0.23                    --
                                                  --------------       --------------       ------------        --------------
   Net income                                   $          2.68      $           2.43     $         2.41      $           6.69
                                                  ==============       ==============       ============        ==============

Average common shares outstanding                    52,642,544            52,527,126         52,623,153            52,482,660
                                                  ==============       ==============       ============        ==============

The accompanying notes are an integral part of these financial statements.

                                                                                                                   Page 1 of 2
                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in Thousands)
                                                                                         August 28,          November 28,
                                                                                            1994                 1993
                                                                                        ------------        --------------
                                                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                          $      661,558      $        252,673
   Trade receivables (less allowance for doubtful accounts:
     1994 - $32,742; 1993 - $28,551)                                                         816,504               858,117
   Inventories:
     Raw materials                                                                           118,248               109,289
     Work-in-process                                                                         169,889               135,797
     Finished goods                                                                          566,842               546,754
                                                                                        ------------        --------------
       Total inventories                                                                     854,979               791,840
   Deferred tax assets                                                                       103,338                70,979
   Other current assets                                                                      126,813               116,815
                                                                                        ------------        --------------
       Total current assets                                                                2,563,192             2,090,424

Property, plant and equipment (less accumulated depreciation:
  1994 -  $441,538; 1993 - $364,830)                                                         639,047               594,592
Goodwill and other intangibles (less accumulated amortization:
  1994 -  $191,247; 1993 - $175,538)                                                         347,869               361,936
Noncurrent deferred tax assets                                                               170,146                20,466
Other assets                                                                                  33,664                41,242
                                                                                        ------------        --------------
                                                                                      $    3,753,918      $      3,108,660
                                                                                        ============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt and capital lease
     obligations                                                                      $       28,263      $         42,695
   Short-term borrowings                                                                      36,564                10,094
   Accounts payable                                                                          227,837               259,747
   Accrued liabilities                                                                       437,095               370,094
   Salaries, wages and employee benefits                                                     274,361               250,291
   Taxes payable                                                                             167,515               139,641
   Dividends payable                                                                           1,313                   688
                                                                                        ------------        --------------
       Total current liabilities                                                           1,172,948             1,073,250
                                                                                        ------------        --------------

The accompanying notes are an integral part of these financial statements.

                                                                                                                   Page 2 of 2
                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in Thousands)
                                                                                         August 28,          November 28,
                                                                                            1994                 1993
                                                                                         -----------        ------------
                                                                                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (continued)
Long-term debt and capital lease obligations  -
    less current maturities                                                                   17,410                93,050
                                                                                        ------------         -------------
Employee related benefits                                                                    726,173               293,147
                                                                                        ------------         -------------
Long-term tax liability                                                                      348,254               334,627
                                                                                        ------------         -------------
Minority interest                                                                             35,449                30,047
                                                                                        ------------        --------------
Common Stock - Employee Stock Purchase and Award Plan:
    Class E common stock - $.10 par value; issued:
      1994 - 431,123 shares; 1993 - 300,848 shares
      (Redemption value $55,615)                                                                  43                    30
    Additional paid-in capital, common                                                        49,612                33,475
                                                                                        ------------        --------------
         Total common stock - employee stock purchase
           and award plan                                                                     49,655                33,505
                                                                                        ------------        --------------

Stockholders' Equity:
    Class E common stock - $.10 par value; authorized
       100,000,000 shares; issued and outstanding:
       1994 - 939,747 shares; 1993 - 894,172 shares                                               94                    89
    Class L common stock - $.10 par value; authorized
       170,000,000 shares; issued:  1994 - 51,826,750
       shares; 1993 - 51,910,699 shares                                                        5,183                 5,191
    Additional paid-in capital, common                                                       251,595               242,572
    Retained earnings                                                                      1,106,461               990,130
    Translation adjustment                                                                    76,824                48,322
    Pension liability                                                                        (16,574)              (16,574)
    Treasury stock, at cost - Class E:  1994 - 8,126
       shares; 1993 - 1,379 shares; Class L:  1994 and
       1993 - 499,749 shares                                                                 (19,554)              (18,696)
                                                                                        ------------        --------------

         Total stockholders' equity                                                        1,404,029             1,251,034
                                                                                        ------------        --------------
                                                                                      $    3,753,918      $      3,108,660
                                                                                        ============        ==============

The accompanying notes are an integral part of these financial statements.

                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)
                                                          (Unaudited)
                                                                                         Nine Months          Nine Months
                                                                                            Ended                Ended
                                                                                         August 28,           August 29,
                                                                                            1994                 1993
                                                                                        ------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities                                           $      542,751      $        279,008
                                                                                        ------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                 (97,493)              (89,783)
  Increase (decrease) in net investment hedge                                                   (138)               32,651
  Other, net                                                                                   1,118                 3,912
                                                                                        ------------        --------------
    Net cash used for investing activities                                                   (96,513)              (53,220)
                                                                                        ------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                               (89,647)             (357,145)
  Net increase (decrease) in short-term borrowings                                            27,109               (72,155)
  Proceeds from sale of common stock to employee plans                                        21,622                29,512
  Purchase of management Class L common stock                                                 (5,815)                   --
  Dividends paid                                                                              (2,289)              (82,202)
  Proceeds from issuance of long-term debt                                                        16               175,205
  Other, net                                                                                  (1,178)               (4,452)
                                                                                        ------------        --------------
    Net cash used for financing activities                                                   (50,182)             (311,237)
                                                                                        ------------        --------------
Effect of exchange rate changes on cash                                                       12,829                 9,445
                                                                                        ------------        --------------
Net increase (decrease) in cash and cash equivalents                                         408,885               (76,004)
Beginning cash and cash equivalents                                                          252,673               237,702
                                                                                        ------------        --------------
Ending cash and cash equivalents                                                      $      661,558      $        161,698
                                                                                        ============        ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                          $       12,281      $         23,412
    Income taxes                                                                             219,466               284,559
  Non-cash financing activity:
    Notes issued for payment of dividends                                                         --                77,116

The accompanying notes are an integral part of these financial statements.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
RECLASSIFICATIONS
A new line item, other operating (income) expense, net was created for the year-end 1993 Consolidated Statements of Income. This new line includes certain operations-related items that were classified as other (income) expense, net or marketing, general and administrative expenses prior to year-end 1993. The other operating (income) expense, net line represents operating income or expense items that are not related to marketing, general and administrative expenses. Consolidated Statements of Income for the third quarter and year-to-date 1993 have been reclassified to conform to this presentation format.

The 1994 employee related benefits line item on the Consolidated Balance Sheets includes postretirement medical benefits of $429.1 million, workers' compensation liabilities of $158.5 million and other deferred employment benefits of $138.6 million. The 1993 other liabilities amounts have been reclassified to conform to this presentation format.

Note 2
POSTRETIREMENT BENEFITS
Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" requires the Company to accrue postretirement benefits (other than pensions), including health care and life insurance benefits for retired employees over the period that an employee becomes fully eligible for benefits. The Company adopted SFAS No. 106 effective November 29, 1993. Previously, the Company used a "pay-as-you-go" method whereby expenses were recorded as claims were incurred.

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

The adoption of SFAS No. 106 also results in additional ongoing expenses for service and interest costs related to postretirement benefits, which were $10.8 million and $32.2 million, respectively, for the 1994 third quarter and year-to-date. The 1994 full year expense for these ongoing costs is estimated to be $43.0 million.

The Company is evaluating the weighted average discount rate used to determine the actuarial present value of postretirement benefits for year-end 1994 due to the recent rise in market rates of interest. It is expected that the assumed discount rate will increase, which will result in a decrease in the obligation for the present value of postretirement benefits.

Note 3
INCOME TAXES
SFAS No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting of income taxes. Under
SFAS No. 109, deferred tax assets and liabilities are established at the balance sheet date in amounts that are expected to be recoverable or payable when the difference in the tax bases and financial statement carrying amounts of assets and liabilities ("temporary differences") reverse. The Company complied with the provisions of SFAS No. 109 as of November 29, 1993. The adoption resulted in an $11.9 million credit to income, which was recorded as a cumulative effect of changes in accounting principles on the Consolidated Statements of Income. Upon adoption, deferred tax assets and deferred tax liabilities were adjusted accordingly.

Temporary differences which gave rise to deferred tax assets and liabilities at August 28, 1994 were as follows:

                                                               Deferred Tax             Deferred Tax
                                                                  Assets                Liabilities
                                                              --------------            ------------
                                                                              (000's)
Employee compensation and benefit plans                        $   156,493               $       --
Postretirement benefits                                            153,885                       --
Inventory                                                           27,799                       --
Restructuring charges                                               20,611                       --
Depreciation and amortization                                       23,836                   33,946
State income tax                                                    20,949                       --
Foreign exchange gains/losses                                       14,106                   48,761
Tax on unremitted non-U.S. earnings                                     --                   88,939
Other                                                               54,919                   27,467
                                                               -----------               ----------

                                                               $   472,598               $  199,113
                                                               ===========               ==========

The net deferred tax assets at August 28, 1994 were $273.5 million.

The consolidated U.S. income tax returns of the Company for 1983 through 1985 are under examination by the Internal Revenue Service (IRS). The examination includes the review of certain transactions relating to the 1985 leveraged buyout by the Company of Levi Strauss & Co. The IRS has not yet concluded its examination and a settlement has not been negotiated. The Company believes it has made adequate provision for income taxes and interest, which may become payable upon settlement.

Note 4
COMMITMENTS AND CONTINGENCIES
The Company has forward currency contracts to buy the aggregate equivalent of $188.2 million of the following foreign currencies: Netherlands Guilders, British Pounds, Finnish Markkaa, French Francs, German Marks, Swiss Francs and Belgian Francs, principally as a result of intercompany financing transactions. In addition, the Company has Belgian Franc forward currency contracts to buy the aggregate equivalent of $14.7 million of the following currencies: Swedish Kroner, Spanish Pesetas, Netherlands Guilders, Italian Lire, British Pounds, French Francs and German Marks. These contracts hedge currency exposures resulting from intercompany receivables and payables.

The Company has forward currency contracts to sell the aggregate equivalent of $846.9 million of the following foreign currencies: Japanese Yen, Swedish Kroner, Spanish Pesetas, Norwegian Kroner, Netherlands Guilders, Italian Lire, British Pounds, Finnish Markkaa, French Francs, Danish Kroner, German Marks, Swiss Francs and Belgian Francs. These contracts hedge currency exposures resulting from sourcing operations as well as net investment positions, intercompany royalties and dividend payments. In addition, the Company has Belgian Franc forward currency contracts to sell the aggregate equivalent of $223.2 million of the following foreign currencies: Swedish Kroner, Spanish Pesetas, Netherlands Guilders, Italian Lire, Greek Drachma, British Pounds, French Francs and German Marks. These contracts hedge currency exposures resulting from intercompany receivables and payables.

All of these contracts are at various exchange rates. The majority of these contracts expire at various dates during the fourth quarter of 1994. The remaining contracts expire at various dates through 1996.

In addition, the Company has the right to sell Japanese Yen for $10.0 million. This contract expires March 1995 and hedges the Company's net investment in its Japanese affiliate.

Realized and unrealized transaction losses on these contracts for the third quarter of 1994 were $12.7 million and $23.3 million, respectively. Year-to-date realized and unrealized losses on these contracts were $14.2 million and $30.4 million, respectively.

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

RESULTS OF OPERATIONS
Summary
Record third quarter 1994 net income of $140.9 million increased 10 percent from the comparable quarter of 1993. The increase in net income was primarily due to record third quarter dollar sales, higher other operating income, net, a lower effective tax rate and lower interest expense. This increase was partially offset by higher other expense, net.

Year-to-date net income was $126.6 million, a decrease of 64 percent from the prior year period. The decrease was mostly due to the effects of adopting Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1994 (see Note 2 to Consolidated Financial Statements) and higher other expense, net. Despite the effects of adopting SFAS No. 106, contributing to 1994 year-to-date net income were a lower effective tax rate, lower interest expense and the positive effect of adopting SFAS No. 109 "Accounting for Income Taxes" (see Note 3 to Consolidated Financial Statements). Without the effects of adopting both SFAS Nos. 106 and 109, year-to-date net income would have been 3 percent higher than the prior year period.

Full year 1994 net income is expected to be significantly lower than 1993 mostly due to the net impact of adopting SFAS Nos. 106 and 109. Additionally, the Company expects net income to be negatively impacted by non-cash expenses associated with the Company's stock liquidity program for management holders of Class L common stock (see Management Compensation Charge caption).

Net Sales
Record dollar sales for the 1994 third quarter increased 1 percent over the comparable quarter of 1993, despite a 3 percent decrease in unit sales. The dollar sales increase was mostly due to a 5 percent increase in average unit selling prices. The 1994 third quarter results were attributable to record dollar and unit sales performances by the Europe division and the U.S. Levi's(R) brand product line. Dollar sales, on a year-to-date basis, increased less than 1 percent from the prior year period and was also a record.

U.S. dollar sales for the 1994 third quarter of $1.0 billion were flat compared to the prior year period, mostly due to an increase in average unit selling prices that was offset by a decrease in unit sales. On a year-to-date basis, U.S. dollar sales were $2.6 billion, a decrease of 3 percent from the prior year period, primarily due to lower unit sales. Contributing to these results were record overall dollar sales in the Levi's(R) product line that were more than offset by lower dollar and unit sales in the Dockers(R) product line.

The U.S. women and youth Levi's(R) product lines each posted record 1994 third quarter and year-to-date dollar sales, with Levi's(R) jeans for women also achieving record unit sales. However, current quarter and year-to-date dollar and unit sales for U.S. men's Levi's(R) product line decreased from the 1993 periods primarily due to a discontinuance of certain higher-margin silverTab(TM) products. During 1994, the men's Dockers(R) product line focused its efforts on producing and selling wrinkle-resistant products. Finishing capacity limitations for wrinkle-resistant bottoms and the inability to meet full demand contributed to a third quarter and year-to-date dollar and unit sales decrease of men's Dockers(R) products from the prior year periods. The women's Dockers(R) brand has decreased production while in the process of repositioning its line. This was reflected in the 1994 third quarter Dockers(R) for women brand dollar and unit sales decreases of 45 percent and 50 percent, respectively, as compared to the third quarter of 1993. (See Inventories caption for additional information.)

Outside the U.S., record 1994 third quarter and year-to-date dollar sales of $557.3 million and $1.7 billion, respectively, both increased 5 percent over the comparable periods of 1993 mostly on the strength of the Europe division, principally in Germany and Italy. Additionally, on a quarter-to-date basis, the Europe division experienced increased sales growth due to favorable translation of certain European currencies to U.S. dollars. During 1994, the Europe division generated new business related to the 1994 introduction of the Dockers(R) brand of products in Europe.

The record results in Europe were partially offset by declines of 5 percent and 10 percent in third quarter dollar and unit sales, respectively, for the Asia Pacific division, compared to the third quarter of 1993. Contributing to these declines was the slow economic recovery, increased product competition (particularly private label products), lower average unit selling prices and a market shift to lower margin products, all occurring in Japan. On a year-to-date basis, dollar sales decreased 1 percent due to lower sales in Japan that were mostly offset by increased sales for the Company's affiliates in Korea and the Philippines. (See Gross Profit and Inventories captions for additional information.)

Total Company dollar sales for full year 1994 are expected to be slightly higher than the dollar sales records of 1993 mostly due to the Europe division and the U.S. Levi's(R) brand. However, overall unit sales are expected to decrease mostly due to lower sales for the U.S. Dockers(R) brand products.

Gross Profit
As a percent of sales, 1994 third quarter and year-to-date gross profit increased slightly compared to the prior year periods. In dollars, current quarter and year-to-date gross profit increased 5 percent and 2 percent, respectively, over the comparable 1993 periods mostly due to lower U.S. production costs and higher overall average unit selling prices.

Included in cost of goods sold were lower U.S. production costs that primarily reflected prior year workers' health and safety costs accrual reversals of $25.2 million and $33.7 million, respectively, for the current quarter and year-to-date compared to the prior year periods. New state workers' compensation legislation in Texas and the Company's safety programs and alternative manufacturing systems implementation all had a positive effect on lowering workers' health and safety costs. These adjustments were partially offset by third quarter 1994 and year-to-date charges of $8.4 million and $25.2 million, respectively, for ongoing benefit expenses related to SFAS 106 (see Postretirement Benefits caption). (See Inventories caption for additional information.)

The businesses outside the U.S. continue to record higher gross profit as a percent of sales than businesses in the U.S., mostly due to higher overall average unit selling prices. Additionally, compared to the U.S., the non-U.S. businesses sell a greater proportion of higher margin denim bottoms (predominately 501(R) and Red Tab(TM) products). The current quarter gross margin percentage for the businesses outside the U.S. was slightly lower compared to the prior year period primarily due to inventory markdowns for basic denim products in Japan, which resulted from a change in consumers' preferences from higher margin basic denim products to more lower margin light-weight denim/rayon blend products. (See Net Sales and Inventories captions for additional information.)

The businesses outside the U.S. represented 41 percent of the Company's 1994 third quarter profit contribution before corporate expenses and taxes, compared to 45 percent in 1993. The lower third quarter 1994 percentage was primarily due to favorable revised estimates for U.S. workers' health and safety costs in the third quarter of 1994 compared to the 1993 third quarter. On a year-to-date basis, both 1994 and 1993 non-U.S. percentages were 54 percent. The 1994 non-U.S. year-to-date percentage is higher than the third quarter 1994 percentage due to lower U.S. sales volume in the first quarter of 1994.

Marketing, General and Administrative Expenses
As a percentage of sales, marketing, general and administrative expenses for the current quarter and year-to-date of 23 percent and 24 percent, respectively, were unchanged from the prior year periods. In dollars, marketing, general and administrative expenses for the current quarter and year-to-date increased 3 percent and 1 percent, respectively, over the comparable 1993 periods. The current quarter increase was mostly due to higher selling and administrative expenses. On a year-to-date basis, marketing, general and administrative expenses increased for the same reasons, but were partially offset by lower advertising expense.

Selling expense for the current quarter and year-to-date increased 16 percent and 17 percent, respectively, primarily due to increased sales volume outside the U.S. Third quarter and year-to-date administrative expense increased
5 percent and 2 percent, respectively, from the comparable 1993 periods primarily due to expenses in connection with customer service initiatives in the U.S., Europe and Asia Pacific.

Year-to-date advertising expense decreased 5 percent from the prior year mostly due to planned reductions in media production expenditures and local cooperative advertising in the U.S. This decrease was partially offset by increased advertising expense for the Company's affiliates in Germany and Korea.

Information resource expense for the current periods increased slightly compared to the prior year periods. The majority of systems and software costs related to the Company's initiative to improve customer service are not expected to occur until 1995.

Management Compensation Charge
During the 1994 first quarter, the Company purchased 83,949 shares of Class L common stock, for a total of $9.6 million, held by certain management stockholders that have left the employment of the Company. The purchase price of $114 per share was the appraised value as determined by a valuation obtained in November 1993 from an independent investment banking firm for the Company's employee stock plans.

The selling stockholders acquired the shares through exercises of stock options. As a result of the purchase transaction, compensation expense of $3.8 million was recorded to recognize the difference between the original compensation amount recorded for the related stock options and the current appraised value of the stock. Additionally, stockholders' equity decreased by a total of $5.8 million due to the purchase and retirement of these shares of stock.

Separately, during the first quarter of 1994, the Board of Directors approved a stock liquidity program (the "Liquidity Program") for management holders of Class L common stock. This program received stockholder approval at the April 1994 annual meeting of stockholders. The Liquidity Program allows the Company to enter into contracts with management holders of Class L common stock relating to in-service, employment separation-related and post-separation stock purchases. Currently, holders of 1,297,526 shares of Class L common stock (including outstanding options) are eligible to participate in this program. This program would allow participating management stockholders to annually sell a specified amount of their stock to the Company, subject to certain limitations and conditions. The program also entitles the Company to purchase all of the shares held by a management holder at the time of separation from employment.

The Liquidity Program offering is expected to be completed during the fourth quarter of 1994. Once individual contracts for the Liquidity Program are completed, shares held by participants must under accounting rules be reflected on the balance sheet "outside" of stockholders' equity due to the liquidity feature. If all eligible management stockholders participated in the Liquidity Program, the Company would incur an initial pre-tax compensation expense increase of approximately $57.0 million (based on the current appraised stock value of $129 per share), the addition of common stock outside of stockholders' equity of approximately $167.0 million and a reduction in stockholders' equity of approximately $121.0 million. Future changes in the stock valuation would result in periodic adjustments to compensation expense. Stock related compensation expense would generally result in a permanent tax difference and will not be deductible for tax purposes. Actual purchases of stock by the Company under the Liquidity Program would result in cash outflows.

Other Operating (Income) Expense, Net
Third quarter 1994 other operating income, net increased $8.1 million from the prior year period primarily due to reserves recognized in 1993 for potential losses on existing capital assets as a result of the Company's initiative to improve customer service and 1993 expenses for new business development in Europe and Asia Pacific. This increase was partially offset by 1994 costs associated with the Company's data center relocation. The data center was relocated outside of California during and subsequent to the third quarter of 1994 in accordance with the Company's disaster recovery plan.

On a year-to-date basis, other operating income, net increased $1.5 million from the comparable period of 1993 for the same reasons noted above, as well as for additional reserves recognized in 1993 for costs associated with pre-LBO idle facilities. This increase was partially offset by the recognition in 1994 of current and future costs associated with environmental-related soil remediation of a facility previously owned by the Company and income recognized in 1993 from joint ventures. (See Note 1 to Consolidated Financial Statements regarding the reclassification of certain 1993 quarterly amounts to Other Operating (Income), Net.)

Interest Expense
Interest expense for the current quarter and year-to-date decreased
52 percent and 46 percent, respectively, from the comparable periods of 1993 primarily due to lower average debt balances. Debt reductions after the third quarter of 1993 included net repayments of debt on the Company's working capital facility and repayment and cancellation of the second and third series of dividend notes payable to Class L stockholders. The debt was repaid using cash flows from operations.

During the second quarter of 1994, the Company renegotiated and amended its primary credit agreement which, among other items, provides for lower commitment fees and interest rate basis points (see Liquidity and Capital Resources caption).

Full year 1994 interest expense related to borrowings is expected to be lower than 1993 due to anticipated lower 1994 average debt levels. The Company anticipates that it will not need to borrow funds during the remainder of 1994 for costs relating to its global initiatives to improve customer service. These costs are expected to be funded by cash flows from operations during 1994.

Other (Income) Expense, Net
Other expense, net for the current quarter and year-to-date increased
$22.3 million and $39.4 million, respectively, from the prior year periods mostly due to greater 1994 net foreign currency transaction losses. These net foreign currency transaction losses were mostly due to the weakening of the U.S. dollar compared to European currencies during the nine months of 1994 coupled with a higher volume of hedging transactions compared to 1993. The majority of contracts generating the foreign currency transaction losses mature by the end of fiscal 1994. Additionally, contributing to the other expense, net increase were translation losses recorded by a Company affiliate located in a high inflationary environment, higher net costs for foreign currency exchange contracts and interest rate swap termination costs. (See
Note 1 to Consolidated Financial Statements regarding the reclassification of certain Other (Income) Expense, Net amounts and Note 4 to Consolidated Financial Statements regarding foreign currency exchange contracts.)

Provision for Taxes
The decrease in the 1994 third quarter and year-to-date provision for taxes compared to the prior year periods was primarily due to a 3 percentage point decrease in the Company's effective tax rate. The effective tax rate for both the current quarter and year-to-date was 40 percent compared to the rate for both 1993 periods of 43 percent.

The lower 1994 rates were primarily due to a change in the mix of U.S. and non-U.S. earnings, lower state taxes and a reassessment of the Company's tax settlement strategies. (See Note 3 to Consolidated Financial Statements for information relating to the adoption of SFAS No. 109 "Accounting for Income Taxes".)

Postretirement Benefits
The Company recorded a one-time, non-cash charge against earnings of $402.3 million before taxes and $248.4 million after taxes due to the adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective November 29, 1993. This charge was recorded as a cumulative effect of a change in accounting principles, net of income tax effects, on the Consolidated Statements of Income. The adoption of SFAS No. 106 also results in additional ongoing expenses for service and interest costs related to postretirement benefits, which were $10.8 million and $32.2 million, respectively, for the current quarter and year-to-date. The 1994 full year expense for these ongoing costs is estimated to be $43.0 million (see Note 2 to Consolidated Financial Statements).

FINANCIAL CONDITION AND LIQUIDITY
Trade Receivables
Trade receivables of $816.5 million decreased 5 percent from year-end 1993. This decrease was primarily due to improved U.S. collection efforts coupled with a reduction (by collection) in U.S. past-due receivables. Partially offsetting this decrease were higher non-U.S. trade receivables as a result of increased sales in the Company's affiliates in Germany and Italy. As a percent of sales, trade receivables for the 1994 third quarter decreased
5 percent from year-end for the same reasons. The allowance for doubtful accounts, as a percentage of accounts receivable, increased to 4.01 percent from the 1993 year-end percentage of 3.33 percent mostly due to concerns related to retail industry bankruptcies in the current U.S. economic environment. The current percentage is expected to be lower by year-end 1994.

Inventories
Inventories at third quarter 1994 were $855.0 million, 8 percent higher than the year-end 1993 level. The inventories increase reflected a 26 percent increase in non-U.S. inventories that was partially offset by a 2 percent decrease in U.S. inventories.

U.S. inventories decreased 41 percent and 4 percent, respectively, in the Brittania(R) and Levi's(R) product lines. The lower Brittania(R) brand inventories at third quarter 1994 reflect a reduction from high year-end 1993 levels and are currently in line with projected sales. The decrease in the Levi's(R) brand inventories was a result of strong Back-to-School sales for Levi's(R) jeans for women and Levi's(R) youth products during the third quarter of 1994. In response to consumer demand for lower priced products, during 1994 the U.S. men's Levi's(R) brand marketing division is carrying a higher percentage of lower margin Orange Tab(TM) products and a lower percentage of certain higher margin silverTab(TM) and Red Tab(TM) products, including 501(R) products.

In addition, inventory levels for the women's Dockers(R) product line decreased 30 percent from year-end 1993 as the line is being repositioned in the market primarily due to a shift in consumer preferences away from certain casual sportswear products (i.e., skirts, dresses and coordinated products) and consumer price sensitivity. The new line is expected to be fully repositioned by the Spring of 1995 and will focus on the Dockers(R) brand image of casual core bottoms supported by casual tops as opposed to carrying predominately seasonal products.

The U.S. inventories decrease was partially offset by a 38 percent increase in the men's Dockers(R) product line. The effects of the finishing capacity limitations for wrinkle-resistant products caused the men's Dockers(R) brand work-in-process inventories to increase from year-end 1993. Due to recent increases in finishing capacity and efficiency, units of wrinkle-resistant bottoms are expected to move from the work-in-process inventories to the finished goods inventories at an improved rate.

The increase in inventories outside the U.S. was mostly due to higher inventories (consisting primarily of denim bottoms) in the Company's Italian and German affiliates to meet projected sales demand. In addition, inventories in the Europe division grew in 1994 due to the consolidation of entities that were previously accounted for by the equity method of accounting. The Asia Pacific division is shifting some of its product mix to lower margin products in response to a change in consumers' preferences from higher margin basic denim products to lower margin light-weight products.

The Company anticipates that current inventory levels will be lower at year-end due to shipments in the fourth quarter of 1994 to meet the remainder of the 1994 Back-to-School demand and Holiday demand.

Property, Plant and Equipment
Property, plant and equipment, net of $639.0 million increased 7 percent from year-end 1993. The increase in property, plant and equipment was primarily due to capital expenditures and the consolidation of entities in Europe that were previously accounted for by the equity method of accounting. These increases were partially offset by depreciation expense during the period. Capital expenditures in the U.S. were primarily for purchase of land and customer service center design and engineering costs, related to the Company's initiative on customer service, and equipment and leasehold improvements in connection with the Company's data center relocation. The data center was relocated outside of California during and subsequent to the third quarter of 1994 in accordance with the Company's disaster recovery plan. Outside the U.S., the Company continued to build a distribution and administrative office facility in Germany.

Actual spending on projects during 1994 is expected to be $120.0 million, not including spending related to the Company's U.S. initiative on customer service. The Company expects to spend over $400.0 million during the next several years in connection with this initiative including $85 million previously recognized or currently committed in 1994. During the third quarter of 1994, the Company negotiated and signed a design, engineering, procurement and construction services agreement with Fluor Daniel, Inc. relating to the design and construction of the Company's customer service centers. (See Subsequent Events - Strategic Initiative on Customer Service caption.)

Working Capital
Working capital at the end of the 1994 third quarter increased $373.1 million from year-end 1993 to $1.4 billion. In addition, the current ratio increased to 2.2 from 1.9. The increase in working capital was mostly due to higher cash and cash equivalents from operations and higher inventories. This was partially offset by higher accrued liabilities, which included increased professional fee accruals relating to advertising expense and the Company's initiative on customer service, and lower accounts receivable.

Liquidity and Capital Resources
The increase of $408.9 million in cash and cash equivalents from year-end 1993 was mostly due to cash provided by operations. Cash provided by operations was partially used for the net repayment of debt and purchases of property, plant and equipment. Most of the remaining cash was invested in short-term investments. The Company is continuing to explore short-term fixed-income portfolio investment possibilities for its cash and cash equivalents balance. Additionally, the Company anticipates utilizing a portion of this cash in 1995 to fund costs relating to its global initiatives on customer service.

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

During 1994, the Company repaid $50.0 million on its working capital loan and repaid its second and third series of dividend notes payable to Class L stockholders totaling $38.6 million, plus accrued interest of $2.0 million. At August 28, 1994, the Company's total outstanding debt balance was $82.2 million, 44 percent lower than year-end 1993.

The Company expects total debt at year-end 1994 to be lower than the level at year-end 1993 due to the continued repayment of debt using cash generated from operations. The Company does not anticipate that it will need to borrow funds during the remainder of 1994 for costs related to the Company's global initiatives on customer service.

In 1994, due to lower debt levels, the Company terminated its remaining $200.0 million of interest rate swap agreements that hedged floating-rate liabilities for fixed rates. The termination will become effective during the fourth quarter of 1994 and resulted in a loss of $2.6 million that was included in other (income) expense, net.

Sale of Class E Common Stock to Employee Investment Plans
In July 1994, the employee investment plans, collectively, purchased 54,695 shares of Class E common stock from the Company at $129 per share as determined by the valuation of an independent investment banking firm. In addition, the Company contributed 52,863 matching shares to these plans.

SUBSEQUENT EVENTS
Payment of Dividends on Class E Common Stock
In June 1994, the Board of Directors declared a dividend of $.65 per share (totaling $.9 million), which was paid on August 31, 1994 to Class E stockholders of record on July 29, 1994. There were no dividends declared on Class L common stock.

Employee Investment Plan Trustee
Effective September 1994, certain assets of the Employee Investment Plan of Levi Strauss Associates Inc. (the "Plan") will be held by and under the control of a new trustee, Fidelity Management Trust Company. Plan participants may direct investments among a series of mutual funds offered under the Plan and managed by the new trustee. These mutual funds will provide participants investment alternatives similar to those previously available under the Plan as well as certain additional options. Investments in the Company's Class E common stock will continue to be held by Boston Safe Deposit and Trust Company.

Strategic Initiative on Customer Service
During September 1994, the Board of Directors endorsed the Company's U.S. customer service initiative. The Company will focus its efforts on certain parts of the initiative to be completed within the original time frame of November 1996. The Company will focus on other areas of the initiative after these initial areas are completed to mitigate disruption to the Company's ongoing business and strain on the Company and its employees.

The Company expects to make capital expenditures of over $400.0 million during the next few years to support the new U.S. distribution network, expanded systems plans, organization and manufacturing changes.
Additionally, the Company expects to spend approximately $450.0 million for transitional expenses, including software costs, costs for redesign of existing facilities, training and education costs and other related expenses. These costs include previously recognized or currently committed capital expenditures and expenses of $85.0 million and $55.0 million, respectively. All these costs may be recognized ratably throughout the implementation period and/or as expenditures occur, depending on the nature of the cost and the decisions made related to this initiative.

The Company is assuming substantial risks in undertaking this initiative. This initiative involves fundamental changes in the way the Company operates its U.S. business. There are numerous commercial, operating, financial, legal and other risks and uncertainties presented by the design and implementation of such a program. Although there can be no assurance that the Company will successfully design and implement these new business processes, or that the costs of this initiative will not exceed estimates, the Company believes that the re-engineering initiative is essential to maintain its competitive position. Additionally, the Company believes it is important to implement this initiative at a time when the Company's market and financial performance is strong.

Company-owned Retail and Outlet Stores
Consistent with the Company's business vision of enhancing brand image through dedicated retail distribution, the Board of Directors, in September 1994, endorsed the ownership and operation by the Company of retail and outlet stores in the U.S. These stores would include Original Levi's(R)
Stores, Dockers(R) Shops and separate outlet stores in all cases selling only Levi's(R) or Dockers(R) products. The Company expects to open approximately
190 of these stores. Implementation of this dedicated distribution program is dependent upon approval from the Federal Trade Commission (FTC). This program is in addition to the plans the Company has with Designs, Inc. to establish a joint venture that will own and operate, in the northeastern
U.S., Original Levi's(R) Stores selling only Levi's(R) jeans and jeans-related products. Venture establishment is subject to FTC approval.
                           PART II.  OTHER INFORMATION
                  LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

        10a Master Trust Agreement between Levi Strauss Associates Inc. and Fidelity Management Trust Company.

        10b Levi Strauss Associates Inc. Deferred Compensation Plan for Executives (as amended and restated through August 22, 1994)

(b) There were no reports on Form 8-K filed with the Commission during the third quarter of 1994.
                                    SIGNATURE



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



                                            LEVI STRAUSS ASSOCIATES INC.
                                            ----------------------------
                                                     (Registrant)


Date:  October 11, 1994
                               By         /s/Richard D. Murphy
                                 ---------------------------------------
                                            (Richard D. Murphy)
                                 Vice President and Corporate Controller