Form 10-K405
period 1994-11-27
STRAUSS LEVI ASSOCIATES INC
filed 1995-02-22
CIK 778977

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 1994      Commission file number:  33-762
                          -----------------

                          LEVI STRAUSS ASSOCIATES INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       94-2973849
  (State or other jurisdiction                        (I.R.S  Employer
of incorporation or organization)                   Identification Number)

             1155 Battery Street, San Francisco, California  94111
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (415) 544-6000

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                            YES  X   NO ___
                                ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate value of the registrant's voting stock held by non-affiliates, at $134 per share (based on the latest independent valuation), was approximately $52.7 million at January 16, 1995.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
                                                   Outstanding at
     Class of Common Stock                        January 16, 1995
     ---------------------                        ----------------

     Class E common stock, $.10 par value          1,360,546 shares
     Class L common stock, $.10 par value         51,256,159 shares

Documents incorporated by reference:    None

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                     Page
                                     PART I

Item 1.  Business..................................................    3
Item 2.  Properties................................................   22
Item 3.  Legal Proceedings.........................................   23
Item 4.  Submission of Matters to a Vote of Security
          Holders (in the 1994 fourth quarter).....................   23

                                    PART II

Item 5.  Market for Registrant's Common Equity and
          Related Stockholder Matters..............................   24
Item 6.  Selected Financial Data...................................   25
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................   26
Item 8.  Financial Statements and Supplementary Data...............   37
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure......................   76

                                    PART III

Item 10. Directors and Executive Officers of the Registrant........   77
Item 11. Director and Executive Compensation.......................   83
Item 12. Security Ownership of Certain Beneficial Owners and
          Management...............................................   93
Item 13. Certain Relationships and Related Transactions............   96

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K......................................   99

SIGNATURES.........................................................  105

Financial Statement Schedules......................................  108

Supplemental Information...........................................  110

Corporate Directory................................................  111

- --------------------------------------------------------------------------------
All percentage changes in this report are based on unrounded amounts.

                                     PART I

                               ITEM 1.  BUSINESS

OVERVIEW

Levi Strauss Associates Inc. (the Company) acquired Levi Strauss & Co. (LS&CO.) in 1985 and is the world's largest brand-name apparel manufacturer. It designs, manufactures and markets apparel for men, women and children, including jeans, slacks, shirts, jackets, skirts and fleece. Most of its products are marketed under the Levi's(R) and Dockers(R) trademarks and are sold in the United States and in many other locations throughout North and South America, Europe, Asia and Oceania. These products are produced throughout the world by the Company at owned and operated facilities or by independent contractors.

The Company's revenues are derived mostly from the sale of jeans and jeans-related products. Jeans are casual pants, which typically have a four or five pocket construction and are made of 100 percent cotton denim. Jeans can also be made of corduroy, twill and other fabrics. These and other jeans-related products generated approximately 72 percent of the Company's total sales in 1994 ($4.4 billion of $6.1 billion) and are the mainstays of the Company's profitability. Casual sportswear (mostly natural fiber pants and tops marketed under the Dockers(R) brand) have also become an important source of revenues in the U.S.

The worldwide apparel market is characterized by constant change and diversity. It is affected by demographic fluctuations in the consumer population, frequent shifts in prevailing fashions and styles, international trade and economic developments, and retailer practices. The Company has historically enjoyed its largest brand share and customer base for jeans among men, especially those aged 15-24 years old, and, to a lesser extent, those aged 25 and over. The demographics of the U.S. and many other industrialized countries outside the U.S. reflect aging populations and declining target markets.

The Company's market success is dependent on the Company's ability to quickly and effectively initiate and/or respond to changes in market trends and other consumer preferences, especially now that consumers worldwide are becoming more price and value conscious and many competitors are offering lower priced and innovative products. This increasing price consciousness is putting pressure on brand and product loyalty. The ongoing competitive nature of the apparel industry and market trends present a continuous risk that new products or market segments may emerge and compete with the Company's existing products and/or markets.

The Company's business is also dependent on the quality of service the Company provides to its customers. Retailers are striving to maintain lower inventory positions and place orders closer in time to requested delivery dates.
Retailers are also demanding increasing levels of floor-ready and receipt-ready programs and enhanced store merchandising support. As a result, the Company has faced increasing pressure from worldwide retailers to improve its product support and delivery performance. Additionally, the U.S. retail market has changed in recent years, resulting in more centralized buying practices and potentially greater credit exposures from customers.

ORGANIZATION STRUCTURE

The Company's current operating structure consists of two principal organizations: Levi Strauss North America (LSNA) and Levi Strauss International
(LSI).

LSNA encompasses the Company's businesses in the U.S., Canada and Mexico. As part of a strategic initiative, the Company aligned its U.S. marketing divisions according to the Company's Levi's(R), Dockers(R) and Brittania(R) brands (see Strategic Initiatives section). The LSNA operating structure currently consists of five principal marketing and/or operating divisions: Levi's(R), Dockers(R), Canada, Mexico and Brittania Sportswear Ltd. The Levi's(R) division markets jeans and jeans-related products for men, women and youth. The Dockers(R) division markets Dockers(R) products and casual products for men, women and youth. The Canada and Mexico divisions market mostly jeans, jeans-related products and Dockers(R) products. Brittania Sportswear Ltd. markets the Brittania(R) line of men's and women's jeans, tops and casual sportswear in the U.S. Levi's(R) and Dockers(R) men's products are the Company's most important source of U.S. sales and earnings.

LSI markets jeans and related apparel outside North America and is a major source of operating income for the Company. LSI is organized along geographic lines consisting of the Europe, Latin America and Asia Pacific divisions. Europe is the largest LSI division in terms of sales and profits with the Company's affiliates in Germany and Italy being the two largest contributors. Asia Pacific is the second largest LSI division, principally due to the size of its Japanese operations.

The following table presents U.S. and non-U.S. sales for 1994, 1993 and 1992.

                          1994     1993     1992
                         ------   ------   ------
                              (In Millions)

U.S. operations          $3,721   $3,715   $3,483
Non-U.S. operations       2,353    2,177    2,087
                         ------   ------   ------

                         $6,074   $5,892   $5,570
                         ======   ======   ======

For additional financial information concerning the U.S. and non-U.S. operations of the Company, see Note 2 to the Consolidated Financial Statements.

STRATEGIC INITIATIVES

The Company is continuing its process of examining and re-engineering various aspects of its brand marketing, customer service and operations/distribution strategies in response to current market and economic trends and in accordance with its Business Vision (see Business Vision section). The Company believes its initiatives are essential to staying competitive and meeting the changing needs of its customers. Summaries of these initiatives are as follows:

Global Brand Alignment

The Company's strategy, as outlined in its Business Vision, is to position its brands to ensure consistency of image and values to consumers around the world. The Company is taking the following actions to implement this strategy:

     The Company aligned its U.S. marketing divisions according to the Company's Levi's(R), Dockers(R) and Brittania(R) brands.

     The Company is continuing to analyze its customer base and product distribution in all markets to ensure that its retail distribution is consistent with its brand image.

     The Company is planning to operate retail stores in the U.S. that sell only Levi's(R) and Dockers(R) brand products (see U.S. Company-Owned Retail and Outlet Stores/Retail Joint Venture caption).

The Company's trademarks and brands differentiate its products from those of competitors. Due to the increasingly global nature of the marketplace, brands that are marketed in divergent distribution channels in different countries may confuse retailers and customers and dilute the Company's brand image. To align its global brand image, the Company is altering its distribution and marketing procedures. Retailers may react adversely to changes in product distribution, service levels or other aspects of their customer relationship with the Company. However, the Company believes that consistent brand image, on a global basis, is essential to its long-term success and attainment of overall objectives.

Customer Service

The Company believes that retailer expectations for service from manufacturers are increasing in worldwide markets. These expectations and requirements relate to all aspects of the relationship between the manufacturer and retailer. Retailers want manufacturers to develop, deliver and replenish products faster, deliver retail floor-ready merchandise, participate in retail floor product presentation and provide ongoing support for the products on the retail floor. Additionally, manufacturers are expected to establish information systems that would be compatible with retailer systems and to coordinate invoicing and payment methods, accordingly. The Company believes that superior customer service, as well as its product development and marketing ability, will be an essential element of competitive strength in the coming years. The Company is engaged in various customer service initiatives in the U.S. and in many non-U.S. businesses.

U.S. Customer Service Initiative

The Company is reorganizing and re-engineering its entire U.S. operations to improve customer service, forge stronger relationships with its retail customers and suppliers and reduce the time it takes to develop products and fill customer orders. The reorganization will affect the Company's entire U.S. supply chain, including product development, production and sourcing, sales and distribution processes, and its information resource systems.

The Company is upgrading its national distribution network and regionally linking its manufacturing, finishing and distribution facilities. This entails the modernization, reconfiguration and expansion of facilities, including purchases of new facilities and equipment. The Company plans to utilize several regional customer service centers to carry core products and replenishable seasonal products of each brand for each consumer segment. The Company also intends to use a national center to store one-time seasonal products.

Additionally, the Company's initiatives will require information system changes to support the changes in its business processes, organization and distribution network. Common data and on-line access for all parts of the supply chain are critical to reducing leadtimes and building alliances with customers and suppliers.

The Company's immediate reengineering efforts will focus on delivering continuing products timely and accurately and delivering floor-ready products to selected customers so they can make them available to consumers immediately. In addition, the Company will then focus on changing the process for forging relationships with suppliers and customers, developing new products, updating continuing products, replenishing seasonal products, and offering products and programs to assist customers in differentiating the Company's products from competitor products.

Since 1993 and over the next several years, the Company plans to incur total capital expenditures of over $400.0 million to support the new U.S. distribution network, expanded system requirements, organization and manufacturing changes. Included in this total capital expenditure projection is over $290.0 million related to the construction, renovation and retrofitting of new and existing customer service centers. The total capital expenditure projection amount includes previously recognized capital expenditures of approximately $81.0 million.

Additionally, the Company plans to spend approximately $450.0 million for transitional expenses, including costs related to the implementation of new software applications, reengineering design and planning, implementation of organization and process changes, training, education and other related expenses. The total amount for transitional expenses include previously recognized expenses of approximately $70.0 million. These costs will be recognized ratably throughout the implementation period and/or as expenses occur, depending on the nature of the cost and the decisions made related to this initiative.

LSI Customer Service Initiatives

The LSI customer service initiatives began in late 1993 and encompasses the Company's affiliates in the Europe, Latin America and Asia Pacific divisions. The objective of the LSI initiatives is to build the capabilities within the LSI organization to make customer service a competitive advantage. The LSI customer service initiatives will be highly selective and focused with a varying degree of impact and modification to affiliate organizations. It is too early to determine the amount of capital expenditures and transitional expenses the Company will incur for the LSI initiatives until the design phase is completed. It is expected, however, that the total cost will be less than the costs for the U.S. initiative. These initiatives are expected to be completed over the next several years.

Rationalization of Supplier Base

In connection with the Company's initiative on customer service, the Company has been analyzing its supplier base to establish relationships with a reduced number of suppliers. This analysis involved identifying the Company's current and future needs, assessing the Company's current suppliers, identifying the suppliers that could best meet the Company's needs and developing strong relationships with these suppliers. During 1994, the Company selected the U.S. fabric and sundries suppliers that will support the U.S. Levi's(R) and Dockers(R) product lines.

The selected suppliers will be the primary suppliers the Company will do business with in the future. The Company is currently working on transition plans to transfer its fabric and sundries business to the selected suppliers with minimal disruption to the Company and its suppliers (see Risks of Strategic Initiatives section).

Alternative Manufacturing Systems

Alternative Manufacturing Systems (AMS) have been implemented in substantially all of the Company's U.S. sewing plants. Similar programs have been implemented in the Company's Canada and Brazil facilities. AMS is a team-based approach to manufacturing, replacing the traditional assembly line. Team-based manufacturing is designed to improve quality, increase flexibility and morale, reduce absenteeism and turnover, shorten leadtimes, and decrease repetitive motion related injuries. The intent of AMS is to enable the Company to respond more quickly to retail accounts and market trends, while at the same time reducing production costs. The Company's efforts have contributed to lowering workers' health and safety costs. The Company continues to modify and refine AMS in order to maximize benefits associated with the program.

Additionally, the Company continues to benefit from "F.A.S.T." in the U.S., which links specific sewing plants to certain finishing centers and customer service centers to reduce leadtimes, address quality issues on a more timely basis and decrease the response time in filling customer orders.

U.S. Company-Owned Retail and Outlet Stores/Retail Joint Venture

As part of its efforts to create consistent brand image, the Company is planning to own and operate retail and outlet stores in the U.S. that sell only Levi's(R) and Dockers(R) brand products. These stores will include Original Levi's(R) Stores, Dockers(R) Shops and separate outlet stores, in all cases selling only Levi's(R) or Dockers(R) products. The Company expects to open approximately 190 of these stores within the next five years. The Company plans to operate flagship (premier) stores only in key markets and locations most able to help the Company achieve its primary focus of maintaining a high brand image, such as downtown urban locations and selected high visibility regional malls. The Company plans to operate outlet stores dedicated to each brand in areas outside major markets in key outlet malls. The Company expects to spend approximately $90.0 million for capital expenditures during the next few years in connection with this program.

This program is in addition to the plans the Company has with Designs, Inc. to establish a joint venture that will own and operate, in the northeastern U.S., approximately 50 Original Levi's(R) Stores selling only Levi's(R) jeans and jeans-related products. The Company will have a 30 percent equity interest in the U.S. joint venture. Venture establishment was approved by the Federal Trade Commission subsequent to year-end. The venture formed and began operations in January 1995.

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

The Company will face challenges in developing the information systems necessary to support new business processes and customer service requirements. The Company will rely on new materials handling technologies in the new customer service centers, and must successfully integrate the software that operates the equipment with its business systems. The Company must also successfully manage the transition of employees to new positions and train them to meet the requirements of those positions, including operating effectively in a more team-based and technology-oriented environment. The changes will occur at the same time the Company implements a new compensation program that is intended to align employee efforts with overall Company strategies (see Partners in Performance caption under Item 11. Director and Executive Compensation).

More broadly, these initiatives involve fundamental changes in the way the
Company operates its business.   There are numerous commercial, operating,
financial, legal and other risks and uncertainties presented by the design and implementation of such programs. Furthermore, the Company is not aware of undertakings of comparable magnitude in the apparel industry, and cannot predict with certainty the outcome of these initiatives. Although there can be no assurance that the Company will successfully design and implement these new business processes, or that the costs of these initiatives will not exceed estimates, the Company believes that the re-engineering initiative is essential to maintain its global competitive position. Additionally, the Company believes it is important to implement these initiatives at a time when the Company's market and financial performance is strong.

U.S. OPERATIONS

The Company's U.S. operations are currently organized by its Levi's(R), Dockers(R) and Brittania(R) brands that, along with Canada and Mexico, constitute the LSNA organization. Each U.S. division maintains its own merchandising, sales and advertising staff.

Markets

The Company's current U.S. apparel market is directly affected by consumer spending, the retail environment and competition. The recovering U.S. economic environment is experiencing moderate inflation growth, relatively strong consumer confidence and a strengthening employment situation. Consumer spending is strong; however, apparel sales are still sluggish, and consumers remain price sensitive and extremely "value" oriented. Retailers are responsive to consumer spending patterns and are offering more private label products and demanding higher levels of service and support from their vendors. Additionally, competitors are also becoming more aggressive by offering lower priced products.

The Company's strategy in responding to current market conditions focuses on brand positioning, sensitivity to fashion changes and consumer preferences, brand enhancement, timely product development, innovative marketing activities and enhanced relations with retailers and suppliers. As previously described, superior customer service and efficient product development and manufacturing are integral elements of the Company's business strategy.

The U.S. jeans market in 1994 was stable with 1993 levels, with no real growth expected in 1995. The Company continues to hold a significant market share in the young men's market. Demand for finished jeans products (garments that have been laundered or otherwise treated after assembly), including stonewashed and other wet-processed garments, continues to increase. Over the years, jeans demand by the male consumer has also included substitute products such as casual slacks, shorts and fleecewear. The Company believes that these trends are in part a function of the broad demographic changes noted above. The women's jeans market tends to be more fragmented among major competitors than jeans for men.

In recognition of the ongoing changes in the jeans market, the Company continues to add new designs, finishes, fabrications and colors to its traditional product lines. Ongoing efforts are placed on coordinating with laundry contractors, textile producers and other companies throughout the world to develop concepts and processes to promote finishing development leadership and finished product shade consistency. The growth in new product lines is reflected by the fact that in 1994 traditional "rigid denim" products sold by the Levi's(R) men's and youth brands provided 5 percent of total unit sales of those divisions, compared to 68 percent in 1985.

The casual sportswear market is dynamic, characterized by continuous product innovation and lower margins than those prevailing in the young men's jeans market due to higher labor content. The sportswear market, like the jeans market, is affected by demographic changes and changes in consumer lifestyles and buying habits. Market research indicates that the male consumer remains highly brand conscious and brand loyal, and more value-oriented, than the female consumer who is more price conscious.

Products and Strategy

The Company manufactures and markets basic jeans, branded casual products and jeans-related products in a wide range of moderately-priced apparel categories. The 501(R) family of jeans, other basic denim jeans and related jeans products have traditionally been the Company's key products. In addition to the 501(R) products, the Levi's(R) men's brand also markets the Red Tab(TM), Orange Tab(TM) and silverTab(TM) product lines. The Levi's(R) women's brand markets jeans and knit and woven tops for the 501(R), Red Tab(TM), Orange Tab(TM) and silverTab(TM) product lines. The Levi's(R) Youth brand markets jeans and casual youthwear products for the 501(R), Orange Tab(TM), silverTab(TM) and Little Levi's(TM) product lines. The men's Dockers(R) brand organization manufactures and markets men's casual and dress slacks and men's knit and woven shirts, under the Dockers(R) brand name and Levi's(R) Action and Levi's(R) Travelers product lines. Both the women's and youth Dockers(R) brand markets casual sportswear under the Dockers(R) product line. Brittania Sportswear Ltd. manufactures and markets men's and women's jeans, tops and casual sportswear under the Brittania(R) and Brittgear(TM) labels.

U.S. unit sales of the 501(R) family of jeans decreased 5 percent from 1993 and decreased 21 percent when comparing 1993 with 1992. The decrease in unit sales for the 501(R) family of jeans is related to the success of other Company jeans products, such as Orange Tab(TM) and other Red Tab(TM) products. In addition, this decrease also related to 501(R) family of products price increases and various counter-diversion tactics (see Risks of Non-U.S. Operations caption). The Company's dollar sales for total U.S. jeans offerings totaled approximately $2.9 billion in 1994. The Company expects 1995 sales of products marketed by the Levi's(R) men's brand to be relatively stable, compared with 1994.

Levi's(R) jeans for women product line dollar and unit sales are expected to be higher in 1995 compared to 1994 due to the offering of more tops, Orange Tab(TM) products and special sizes. In addition, the line will add emphasis on the misses market. The Levi's(R) jeans for women product line will be supported by a new version of the "Women in Motion" advertising campaign in 1995. Levi's(R) jeans for women are the number one selling jeans in the junior market.

The Company sells Levi's(R) for youth to the boys' and girls' markets. Traditional blue denim and colored denim bottoms and shorts, loose silhouettes and coordinating tops were prominent products sold by this division during 1994 and will continue in 1995.

The Dockers(R) product line was one of the most rapidly growing and successful lines in the U.S. apparel industry since its introduction in 1986. However, 1994 sales of Dockers(R) products declined due to the Company's late entry into the wrinkle-free market coupled with finishing capacity limitations for men's Dockers(R) and the repositioning of the women's Dockers(R) business. Unit sales of Dockers(R) products decreased 21 percent from 1993 and decreased 4 percent when comparing 1993 with 1992. The Company's 1994 market share of the U.S. casual market dropped slightly due to the late entry into the growing wrinkle-free market. The Company expects that sales of Dockers(R) products will be slightly higher in the 1995 fiscal year due to increased sales for wrinkle-resistant products.

The Company's Dockers(R) men's product line and men's Levi's(R) loose-fitting jeans represent a response to demographic and fashion changes. The Company continues to expand the Dockers(R) product line with new product innovations. "Performance cottons" include knit tops (made of fine quality cotton treated to reduce fading, twisting and shrinking) and wrinkle-resistant products. Another new product innovation entitled "well worn" includes products that are heavily abraded and washed down. During 1995, the Dockers(R) brand will be repositioning the Dockers(R) Authentics product line extension that was launched early in 1994. This repositioning will specifically target men ages 25-30, the younger end of the core Dockers(R) target market that are loyal Levi's(R) men's jeans consumers. The revised positioning of the Dockers(R) Authentics product line is intended to capture the attention of this consumer in department stores by providing a shopping environment similar to the shopping environment for the Company's men's jeans products. The products will be developed and marketed similarly to men's jeans products, based on a narrow fit strategy with fabric and finish variations.

The women's Dockers(R) product line has suffered from a very weak retail environment for moderate sportswear products. The Company hopes to see long-term benefits from its newly repositioned core pants strategy developed earlier in 1994, which builds off the success of the men's Dockers(R) brand business. However in the short-term, dollar and unit sales for women's Dockers(R) products are expected to be slightly lower in 1995.

The Dockers(R) brand for youth markets casual bottoms and tops only in the boy's market. During 1994 this division successfully introduced cotton wrinkle-resistant bottoms.

Dollar sales of Levi's(R) men's jeans products accounted for 33 percent in both 1994 and 1993 and 31 percent in 1992 of the worldwide sales of the Company. U.S. sales of non-jeans-related casual apparel products represented 14 percent, 19 percent and 21 percent of worldwide dollar sales in those years. For additional financial information on U.S. operations, see Note 2 to the Consolidated Financial Statements.

The Brittania(R) brand represents the Company's presence in the growing mass merchant channel. This channel currently comprises nearly half of the jeans market. Brittania Sportswear Ltd. offers low-priced, high quality products to major mass merchant accounts and is a component of the overall U.S. marketing strategy. The Brittania(R) business is an independent business unit within LSNA and in 1994 moved its headquarters to Renton, Washington. This decision was intended to lower costs and strengthen the brand's competitive position in its marketplace by centralizing operations, sourcing, marketing, accounts receivable management and distribution functions.

Competition

The Company and its largest competitor in the U.S. jeans market, VF Corporation, account for approximately one-half of the units sold in the U.S. jeans market. The Company believes that the combined brand share of its Levi's(R) and Brittania(R) products in the U.S. jeans market is second only to the combined share of VF Corporation's four principal brands, Wrangler(R), Lee(R), Rustler(R) and Lee Riders(R).

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

Cotton wrinkle-resistant slacks were introduced by competitors in 1993 and have changed the casual pants market. Competitor wrinkle-resistant products (e.g., Haggar and Savane) are in direct competition with the Company's products. However, wrinkle-resistant casual pant products offered in the Dockers(R) product line in 1994 have been widely accepted by consumers due to their quality (e.g., softness content) and the overall consumer confidence in the brand. (See Products and Strategy caption.)

The Company is expecting its U.S. unit sales in 1995 to be slightly higher than 1994 due to the strength of the Levi's(R) women's and men's Dockers(R) brands, despite value-conscious consumers and increased competition, particularly from private-label products (e.g., Arizona Jean Company(R) brand by J.C. Penney Company, Inc. and Anchor Blue(R) brand by Miller's Outpost).

Distribution

The Company distributes its products through retail stores that satisfy its account selection criteria and sell directly to the retail consumer. The Company does not sell its first quality "in season" products to wholesalers, jobbers or distributors, and maintains a compliance program to enforce its distribution policy and to control unauthorized diversionary sales of its products (see Risks of Non-U.S. Operations caption). The principal channels of distribution of the Company's products are department stores, specialty stores and national chains, including J.C. Penney Company, Inc., Sears Roebuck & Co. and Mervyn's Inc. The Company believes that industry leadership and brand strength of the Company's core products are maintained through the use of traditional distribution channels. U.S. sales to the Company's top 5 retail customers represented 39 percent of total 1994 U.S. dollar sales. The Company's top 25 customers accounted for approximately 66 percent of the Company's total U.S. dollar sales. The Company has no long-term contracts or commitments with any of its customers other than with its retail joint venture partnership (see U.S. Company-Owned Retail and Outlet Stores/Retail Joint Venture caption). The loss of any of these major customers could have an adverse effect on the Company's results and operations. Retail accounts are currently serviced by approximately 384 sales representatives for the U.S. divisions.

The Company will also continue developing dedicated U.S. distribution channels, such as stores that sell only Levi's(R) brand products (see Strategic Initiatives section) and in-store shops at retailer locations, consistent with its Business Vision (see Business Vision section).

The Company distributes Brittania(R) products principally through mass merchant channels, including Kmart Corporation and Target Stores. These two customers represent approximately 64 percent of Brittania Sportswear Ltd. total sales. The loss of either of these customers could have an adverse effect on Brittania Sportswear Ltd.'s results and operations, but not a material effect on the Company's total results. Brittania Sportswear Ltd. has no long-term contracts or commitments with any of its customers. Mass merchandisers comprise approximately 6 percent of the Company's U.S. unit sales for jeans.

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

In 1994, the Company launched a new 501(R) product line campaign entitled "501(R) Mystery" and continued several advertising campaigns including a campaign for loose-fitting jeans for both Levi's(R) men's and Levi's(R) youth product lines. In addition, during 1994 the Dockers(R) brand launched national, regional and outdoor advertising campaigns for men's, women's and youth Dockers(R) products, respectively. In 1994, U.S. advertising expense was $233.5 million, a 5 percent decrease from 1993.

The Company is increasing its use of in-store "shop" presentations in which the Company influences the way its products are presented at the retail level. The Company assists retailers in displaying products in a manner intended to enhance the product's image and promote its quality, and present a consistent brand message directly to the consumer.

OPERATIONS OUTSIDE THE U.S.
Organization and Products

Operations outside the U.S. were the Company's most profitable businesses on a per unit basis in 1994. Generally, businesses outside the U.S. record higher gross profit as a percent of sales than businesses in the U.S., mostly due to higher overall average unit selling prices. These operations are generally organized by country, and manufacture and market jeans and related products outside the U.S.

Each country's operations within the Europe division are generally responsible for certain marketing activities, sales, distribution, finance and information systems. The European headquarters coordinates production, advertising and merchandising activities for core products and also manages certain information systems development activities. Merchandising and sourcing activities for non-core products are decentralized and located in various individual countries. Canada, Mexico (both included in the LSNA organization), and the countries of the Latin America and Asia Pacific divisions are primarily staffed with their own merchandising, sourcing, sales and finance personnel.

Sales for operations outside the U.S. are derived primarily from basic lines of jeans (particularly the 501(R) product line, other Red Tab(TM) and Orange Tab(TM) products), tops and other denim apparel. These operations sell directly to retailers in established markets. Retail accounts are currently serviced by approximately 399 sales representatives and 30 independent sales agents. Also, in 1994, the Company continued the rollout of the Dockers(R) line of products in Europe and New Zealand as well as continuing to offer Dockers(R) products in the Philippines and Hong Kong. Dollar and unit sales of these products increased substantially compared to 1993 due to the increased investment in this business line in 1994.

Manufacturing and distribution activities for non-U.S. marketing divisions are independent of the Company's U.S. operations. However, in 1994 non-U.S. operations purchased $124.0 million of products from the Company's U.S. divisions. This amount is expected to remain stable in 1995.

The Company explores and evaluates new markets on an ongoing basis. In 1994, the Company commenced operations in India and announced plans to establish operations in South Africa.

In 1994, net sales from non-U.S. operations were $2.4 billion compared to $2.2 billion in 1993. The Company believes its success in these markets reflects the Company's brand image and reputation, the continuing focus on core jeans products and the quality of its retail distribution, including stores that sell only Levi's(R) products. Considering the continuous changing needs of customers and consumers, and economic and trade developments (see Global Sourcing section), there can be no long-term assurances that the Company will maintain
such profitability in these markets.   For additional financial information
about non-U.S. operations see Note 2 to the Consolidated Financial Statements.

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

Additionally, the retail industry differs from country to country. In certain countries the Company's primary retail customers are large "chain" retailers with centralized buying power. In other countries, the retail industry is comprised of numerous smaller, less centralized shops.

Some non-U.S. customers are stores that sell only the Company's products and are independent of the Company. The Company distributes to approximately 1,100 stores outside the U.S. that sell only Levi's(R) brand products. These stores are strategically positioned in prime locations around the world and offer a broad selection of premium Levi's(R) products using special retail fixtures and visual merchandising. Considering the increasingly competitive retail environment, the Company believes these stores are of strategic importance in enhancing the brand image of Levi's(R) products. To further enhance the Levi's(R) brand image, the Company opened one owned and operated "flagship" store in London during 1994 and plans to open two more stores in Milan and Madrid in 1995.

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

In Europe, consumer demand has been less affected by demographic changes compared to the U.S. Core denim jeans, especially the 501(R) family of products, continue as key products in Europe and Canada. However, to meet the service commitments the Company makes to its customers around the world, and consistent with the customer service initiative in the U.S., the Company is launching a customer service initiative for the non-U.S. divisions. (See Strategic Initiatives section.)

Sales in the Asia Pacific division, particularly in Japan, have declined during the current year, due to soft retail conditions as well as the introduction by competitors of a lightweight rayon jean. However, sales in other Asia Pacific affiliates, namely the Philippines and Korea, have increased. The Levi's(R) brand continues to be the market share leader in Mexico. The Company's Latin America division activities are mainly in Brazil.

Outside the U.S., advertising themes and strategies vary by country depending on the culture in each country, while maintaining consistency with the global positioning of the Levi's(R) brand. The Company utilizes media and point of sale advertising outside the U.S. Additionally, the Company sponsors concerts and events. Advertising expenditures for non-U.S. operations were $139.2 million in 1994, a 7 percent increase from 1993.

Risks of Non-U.S. Operations

The Company's non-U.S. operations, including its use of non-U.S. manufacturing sources (see Global Sourcing section), are subject to the usual risks of doing business outside the U.S. These risks include adverse fluctuations in currency exchange rates, changes in import duties or quotas, disruptions or delays in shipments and transportation, labor disputes, and socio-economic and political instability. The occurrence of any of these events or circumstances could adversely affect the Company's operations and results. The Company continually evaluates the risk of non-U.S. operations when considering capital and reinvestment alternatives. The Company also uses various currency hedging strategies to mitigate the effects of currency fluctuations. In addition, it is not possible to accurately predict the effect that changing political and economic conditions in Russia and Eastern Europe will have on the Company's ability to expand those operations.

In many non-U.S. countries, the appeal of Levi's(R) products, particularly the 501(R) family of products, has generated higher prices than those in the U.S., which encourages diversion of Levi's(R) products. Accumulators usually buy products in the U.S. and ship them to non-U.S. countries for sale at a higher price, but lower than the retail prices charged by authorized retailers in those countries. Diverters usually procure products in the U.S. at wholesale costs and ship them to other countries for sale at a profit. These diversion tactics reduce the availability of products for U.S. consumers and negatively affect the Company's and retailers' results outside the U.S.

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

Additionally, sales of counterfeit Levi's(R) products, mostly made in the People's Republic of China, occur in key markets on a regular basis. The Company is concerned about the loss of its reputation with consumers, who may unknowingly buy counterfeit products, and damage to its business in those markets. The Company actively searches for and investigates counterfeit products. It seeks to protect its trademarks and has filed numerous legal actions against counterfeiters.

The January 16, 1995 earthquake in Kobe, Japan did not affect the Company's operations in Japan. However, some customers were affected. The Company does not expect this event to materially impact the Consolidated Financial Statements of the Company.

GLOBAL SOURCING

Apparel manufacturing in less-developed countries continues to affect global apparel markets, including the U.S. market. These less-developed countries have lower labor costs and, in some cases, such as in the production of shirts, access to less expensive fabrics. The Company's U.S. owned and operated manufacturing base is trying to stay competitive in jeans production by achieving shorter leadtimes, production flexibility, meeting production requirements through AMS (see Alternative Manufacturing Systems caption), focusing on quality and aggressive cost reduction and productivity improvement.

The Company's imports into the U.S. have significantly increased in the past seven years in response to overall sales growth in casual wear apparel. These casual wear products require more sewing and construction time and are, therefore, not as cost competitive when sourced from the Company's U.S. owned and operated facilities.

In 1994 and 1993, approximately 50 percent and 54 percent, respectively, of the apparel production units of the Company's U.S. operations were manufactured by independent contractors. Approximately 45 percent of non-U.S. products in 1994 were manufactured by independent contractors, compared to 49 percent in 1993.
In 1994 and 1993, independent contractors were used for the finishing process for approximately 70 percent and 72 percent, respectively, of the finished units of U.S. operations. Approximately 53 percent and 55 percent of the finishing process for non-U.S. finished units in 1994 and 1993 was performed by independent contractors.

The Company has a few long-term contracts with certain of its manufacturing sources and competes with other companies for production facilities and import quota capacity. Although the Company believes that it has established close relationships with its manufacturing sources, the Company's future success will depend in some measure upon its ability to maintain such relationships and, more broadly, to develop and implement a long-term sourcing plan.

The Company established its Global Sourcing Guidelines (GSG) to provide direction for selecting contractors and suppliers that provide labor and/or material utilized in the manufacturing and finishing of its products. These guidelines address issues that contractors and suppliers can control, for example, sharing the Company's ethical standards and commitment to the environment, providing workers with a safe and healthy work environment, maintaining fair employment practices and complying with legal requirements. The GSG also prohibits operating in countries that would have an adverse effect on global brand image or trademarks, expose employees or representatives to unreasonable risks, violate basic human rights, or threaten the Company's commercial interests due to political or social turmoil. The GSG possibly limits some of the Company's sourcing options as well as its access to certain lower cost production.

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

The North American Free Trade Agreement (NAFTA) was effective January 1, 1994. Quotas and tariffs will be phased out on specific goods of North American origin over a six-to-seven year period. The effect of NAFTA on the sourcing of goods to and from Mexico will have the most immediate impact on the Company. Once NAFTA is fully phased-in, the impact on the Company will be an approximate 5 to 18 percent reduction of tariffs on apparel imports from Mexico, and a 20 percent reduction in tariffs on apparel imports from the U.S. to Mexico.

On December 1, 1994, the U.S. Congress passed the legislation for the U.S. approval of the General Agreement on Tariffs and Trade (GATT) Uruguay Round; the agreement was implemented on January 1, 1995. The major provision of the agreement, which may effect the Company, is the phase-out of the textile and apparel quota system, the Multifiber Arrangement (MFA). Quotas will be eliminated on textile and apparel products over a 10 year period. However, the products selected for the first stage of the quota phase-out (1995-1997) do not include basic apparel items such as pants and shirts. Therefore, the Company does not expect that the GATT phase-out of quotas will have an immediate impact on the Company's sourcing decisions.

Trade legislation which may significantly impact the Company in 1995 would be the passage of NAFTA-like preferential tariffs for the Caribbean Basin countries (CBI countries). Legislation for "CBI parity" is likely to be brought before the U.S. Congress in 1995. The Company sources units in CBI countries and is assessed duties of 5-18 percent. If the CBI parity legislation were to pass Congress in 1995, the Company would save between $20 million to $30 million in annual duties paid to U.S. Customs.

RAW MATERIALS

The Company's primary raw materials include fabrics made from cotton.
Synthetics and blends of synthetics with cotton or wool are used in certain product lines. Fabric is purchased mostly from U.S. textile producers for U.S. operations, and from both U.S. and non-U.S. textile producers for operations outside the U.S. Cone Mills Corp. and Burlington Industries supplied approximately 29 percent and 14 percent, respectively, of the total volume of fabrics purchased by the Company for U.S. operations in 1994. Cone Mills Corp. and Dominion Textiles Incorporated (including Swift Manufacturing Co., its wholly-owned subsidiary) supplied approximately 17 percent and 8 percent, respectively, of the Company's fabric purchases for non-U.S. operations in 1994. Cone Mills Corp. is the sole supplier of 01 denim, the fabric used in manufacturing 501(R) jeans.

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

UNSHIPPED ORDERS AND INVENTORIES

As of November 27, 1994, the Company's unshipped order position for all products was approximately 105 million units, representing an increase of approximately 10 percent over the comparable date last year. The increase in unshipped orders was primarily attributable to the U.S. brands in anticipation of stronger first half 1995 U.S. sales.

The Company's finished goods inventory was approximately $494.6 million at year-end 1994, which was below the prior year's level. (See Inventories caption under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.)

Unit cancellations in 1994 decreased 15 percent from 1993, mostly due to improved inventory management. Additionally, retailers were keeping less inventory on hand and had been relying on suppliers to provide products on a more timely basis. This practice by retailers resulted in the high number of order cancellations in 1993. The Company's initiative on customer service is expected to result in more accurate demand forecasting and reduced inventory leadtimes, which in turn are expected to lower order cancellations.

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

EMPLOYEES

The Company employs approximately 36,500 people, a majority of whom are production workers. A substantial number of production workers are employed in plants where the Company has collective bargaining agreements with recognized labor unions. The Company considers its employees to be an important asset of the Company and believes that its relationships with employees are satisfactory.

SOCIAL RESPONSIBILITY

Social responsibility is a matter of strong conviction on the part of the Company. The Company has a longstanding commitment to equal employment opportunity, affirmative action and minority purchasing programs. The Company seeks to be an active corporate citizen in the communities in which it operates and maintains a Worldwide Code of Business Ethics.

The Company has traditionally supported charitable social investment programs and intends to maintain its historical practice of charitable giving. During 1994, the Company made a donation of $12.4 million to the Levi Strauss Foundation. The Company also contributed $.3 million to support matching gifts to the Red Tab Foundation, which was established to provide emergency financial assistance to the Company's employees and retirees in the United States. The Red Tab Foundation is currently in the process of expanding to non-U.S. affiliates.

The Levi Strauss Foundation made current grant commitments totaling approximately $9.2 million in 1994 and the Company made additional corporate charitable contributions of $5.2 million, primarily for international programs. These include grants in three community partnership giving (or staff-directed) areas: AIDS and Disease Prevention, economic development (projects which seek to enhance the economic options and opportunities of low-income individuals) and social justice (Project Change, a race relations program in four U.S. communities). Also included are grants through the Community Involvement Team program (in which groups of employees or retirees volunteer their time to review local community needs and then develop and implement projects to meet those needs), the Corporate Childcare Fund and the Social Benefits Program (matching gifts and volunteer service programs). Contributions by the Levi Strauss Foundation have averaged over $8.0 million for each of the last three years.

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

The Company is providing Aspirations training to employees and attempts to hold managers and employees accountable for behaviors that are in accordance with these objectives.

                              ITEM 2.  PROPERTIES

The Company's headquarters are located at Levi's Plaza in San Francisco, California. It currently leases approximately 627,000 square feet, of which 81,000 square feet is subleased to others. The Company owns approximately 204,000 square feet of office space adjacent to Levi's Plaza, commonly known as the Icehouse Building. Currently 198,000 square feet of this office space is used by the Company and approximately 6,000 square feet is being leased to others. The Company also leases 137,000 square feet in other locations in San Francisco and surrounding areas as well as 460,000 square feet in various parts of the U.S.

The Company owns or leases 91 manufacturing, warehousing and distribution facilities, aggregating to approximately 9,835,200 square feet, as shown in the following table:

                             Owned/(1)/                 Leased                   Total
                       ----------------------   ----------------------   ----------------------
                         Number                   Number                   Number
                           of        Square         of        Square         of        Square
                       Facilities     Feet      Facilities     Feet      Facilities     Feet
                       ----------   ---------   ----------   ---------   ----------   ---------

Manufacturing and
  Warehousing:
     U.S.                  25       2,711,296        17      1,004,700        42       3,715,996
     Non-U.S.              14       1,359,000         8        527,400        22       1,886,400
                           --       ---------        --      ---------        --       ---------
                           39       4,070,296        25      1,532,100        64       5,602,396

Distribution:
     U.S.                   5       2,195,946         2        480,875         7       2,676,821
     Non-U.S.               3         520,700        17      1,035,300        20       1,556,000
                           --       ---------        --      ---------        --       ---------
                            8       2,716,646        19      1,516,175        27       4,232,821

     Total                 47       6,786,942        44      3,048,275        91       9,835,217
                           ==       =========        ==      =========        ==       =========

_________________
/(1)/ Includes properties under capital lease.

The Company believes that its existing facilities are in good operating condition. The amounts shown in the table include approximately 141,000 square feet of manufacturing capacity and 667,246 square feet of distribution capacity currently subleased to others or not in use. See Note 9 to the Consolidated Financial Statements for additional information about material leases.

                           ITEM 3.  LEGAL PROCEEDINGS

The Company does not consider any pending legal proceeding to be material. In the ordinary course of its business the Company has pending, various cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company believes that these cases are not material in the aggregate in light of the strength of its legal positions in such matters.

The Company evaluates environmental liabilities on an ongoing basis and, based on currently available information, does not consider any environmental exposure to be material to the Company's consolidated financial statements.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, during the 1994 fourth quarter.

                                    PART II

                 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

The Company's outstanding Class L common stock is held primarily by members of the families of certain descendants of the Company's founder and certain members of the Company's management. Class E common stock is currently held by the trustee for the Employee Investment Plan of Levi Strauss Associates Inc. ("EIP"), the Levi Strauss Associates Inc. Employee Long Term Investment and Savings Plan ("ELTIS") and employees who purchased stock through the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc. (ESAP) (see
Note 12 to the Consolidated Financial Statements). There is no established public trading market for either class of common stock and no shares of common stock are convertible into shares of any other classes of stock or other securities. All holders of Class L common stock are parties to, and bound by, an agreement restricting transfer of the Class L common stock. Additionally, management Class L stockholders are parties to contracts with the Company providing for in-service, employment separation-related and post-separation stock purchases (see Note 17 to the Consolidated Financial Statements for information relating to the Management Liquidity Program). The outstanding shares of Class E common stock are subject to restrictions on transfer imposed by the EIP, ELTIS and ESAP. On January 16, 1995, there were approximately 203 Class L stockholders and 1,204 Class E stockholders.

See Note 20 to the Consolidated Financial Statements for stock valuation and dividend information.

                        ITEM 6.  SELECTED FINANCIAL DATA

The following table presents historical income statement data and balance sheet data of the Company for the past five fiscal years. This data has been derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. Unless otherwise indicated, references to years in this Form 10-K refer to the fiscal years of the Company.

                                                        Fiscal Year/(1)/
                                      ----------------------------------------------------
                                        1994       1993       1992       1991       1990
                                      --------   --------   --------   --------   --------
                                          (Dollars in Millions Except Per Share Data)
INCOME STATEMENT DATA:
  Net sales                           $6,074.3   $5,892.5   $5,570.3   $4,902.9   $4,247.2
  Stock option charge                       --         --      158.0         --         --
  Operating income                       969.1      851.7      677.4      750.0      622.3
  Interest expense                        19.8       37.1       53.3       71.4       83.0
  Income before
     extraordinary loss and
     cumulative effects of
     changes in accounting
     principles                          557.5      492.4      360.8      366.5      264.9
  Net income                             321.0      492.4      360.8      356.7      251.2
  Income available for
     common stockholders                 321.0      492.4      358.9      345.1      243.3
  Net income per common
     share before extraordinary
     loss and cumulative effects
     of changes in accounting
     principles                          10.59       9.38       6.91       6.44       4.28
  Net income per common
     share                                6.10       9.38       6.91       6.26       4.05
  Cash dividends declared
    per common share                      1.30       1.10       3.40        .20        .70

BALANCE SHEET DATA:
  Total assets                         3,925.3    3,108.7    2,880.7    2,633.4    2,389.9
  Long-term debt and
   capital lease obligations              16.7       93.1      262.0      432.7      158.7
  Redeemable Series A
   preferred stock                          --         --         --       82.0       81.9
  Employee Stock Purchase and
   Award Plan common stock                49.7       33.5       16.4         --         --
  Management Liquidity
   Program common stock                  138.6         --         --         --         --
  Stockholders' equity                 1,471.6    1,251.0      768.2      558.3      641.3
- ---------------

/(1)/ Fiscal years 1994 and 1993 each contained 52 weeks and ended on November
      27, 1994 and November 28, 1993, respectively. Fiscal year 1992 contained 53 weeks and ended on November 29, 1992. Fiscal years 1991 and 1990 each contained 52 weeks and ended on November 24, 1991 and November 25, 1990, respectively.

                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following summary of results of operations, financial condition and liquidity discusses data contained in the Consolidated Financial Statements of the Company. The discussion focuses on 1994, 1993, and 1992 comparisons and includes analyses of major components of net income, specific balance sheet items, liquidity and capital resources. (Fiscal years 1994 and 1993 each contained 52 weeks, while fiscal year 1992 contained 53 weeks.)

RESULTS OF OPERATIONS

Summary

During 1994, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109 "Accounting for Income Taxes" (see Notes 3 and 11 to the Consolidated Financial Statements). The after-tax net impact of this adoption reduced 1994 net income by $236.5 million. Excluding the effects of adopting both SFAS Nos. 106 and 109, the Company would have achieved record net income results, exceeding 1993 net income by 13 percent.

Net income for 1994 was $321.0 million, a decrease of 35 percent from 1993. Contributing to 1994 net income were record sales, lower cost of goods sold, higher other operating income and lower interest expense. These favorable results were more than offset by the adoption of SFAS No. 106, higher marketing, general and administrative expenses and greater 1994 net foreign currency transaction losses.

Net income for 1993 increased $131.6 million from 1992 mostly due to a stock option charge that negatively affected 1992 net income (see Stock Option Charge caption). Excluding the effects of the stock option charge, 1993 net income would have increased $16.6 million from 1992, due to higher 1993 sales volume, a lower effective tax rate and lower interest expense. The 1993 net income increase was partially offset by lower other operating income compared to 1992.

Net income for fiscal year 1995 is expected to be higher than 1994 mostly due to the negative effect of adopting SFAS No. 106 in 1994. The Company expects dollar sales in 1995 to increase only slightly due to continued consumer price sensitivity and value consciousness. Additionally, planned costs in 1995 associated with the Company's U.S. initiative on customer service will also affect net income (see Additional Information section).

Net Sales

Record dollar sales for 1994 of $6.1 billion increased 3 percent over the prior year amount of $5.9 billion mostly due to a 6 percent increase in average unit selling prices that offset a 3 percent decrease in unit sales. Contributing to the 1994 results were record dollar and unit sales performances by the Europe division and the U.S. Levi's(R) brand product line. Sales in 1993 increased 6 percent over 1992 sales of $5.6 billion due to record 1993 unit sales and higher average unit selling prices. Additionally, fiscal years 1994 and 1993 each contained 52 weeks compared to 53 weeks in 1992.

U.S. dollar sales of $3.7 billion for 1994 were flat with the previous year due to a 5 percent increase in average unit selling prices that was offset by a 5 percent decrease in unit sales. Contributing to these results were record overall dollar and unit sales in the Levi's(R) brand product line that were offset by lower dollar and unit sales in the Dockers(R) product line. The U.S. Levi's(R) brand achieved record dollar sales for the Levi's(R) men, women and youth product lines. The Dockers(R) product line decrease reflected finishing capacity limitations during 1994 for wrinkle-resistant bottoms and the repositioning of the women's Dockers(R) product line. In the U.S., the Company's top 25 retail customers currently account for approximately 66 percent of dollar sales, which represents a 2 percentage point increase over the previous two years. U.S. dollar sales in 1993 of $3.7 billion increased 7 percent over 1992 mostly due to higher average unit selling prices.

Record dollar sales outside the U.S. of $2.4 billion for 1994 increased 8 percent over the 1993 amount of $2.2 billion substantially due to record dollar and unit sales in the Europe division, principally higher results by the Company's affiliates in Italy and Germany. Dollar sales for the Asia Pacific division were flat compared to the prior year mostly due to the slow economic recovery, increased product competition (particularly private label) and a market shift to lower margin products, all occurring in Japan. Dollar sales outside the U.S. of $2.2 billion in 1993 increased 4 percent over 1992 due to an increase in unit sales.

Total Company dollar and unit sales for 1995 are expected to increase slightly from 1994, due to projected increases in dollar and unit sales for the Europe division, U.S. Levi's(R) women's brand and U.S. Dockers(R) men's brand.

Gross Profit

As a percent of sales, the 1994 gross profit percentage of 40 percent was two percentage points higher than 1993 and 1992. In dollars, 1994 gross profit increased 8 percent compared to the prior year period, primarily due to lower U.S. production costs and higher overall average unit selling prices. Gross profit for 1993, in dollars, increased 5 percent from 1992 due to higher average unit selling prices and unit sales.

Lower 1994 U.S. production costs reflected the reversals of $85.9 million of 1994 and prior years workers' health and safety cost accruals. New state workers' compensation legislation in Texas, the Company's safety programs and alternative manufacturing systems implementation all had a positive effect on lowering workers' health and safety costs. These adjustments were partially offset by 1994 charges of $31.9 million for ongoing postretirement benefit expenses related to SFAS 106 (see Postretirement Benefits caption). In response to consumer demand for lower priced products, gross profit was additionally impacted by the U.S. men's Levi's(R) brand producing a higher percentage of lower margin Orange Tab(TM) products and a lower percentage of certain higher margin silverTab(TM) and 501(R) products compared to 1993. This trend is expected to continue in 1995.

The businesses outside the U.S. continue to record higher gross profit as a percent of sales than businesses in the U.S., mostly due to higher overall average unit selling prices. Additionally, compared to the U.S., the non-U.S. businesses sell a greater proportion of higher margin denim bottoms (predominately 501(R) and Red Tab(TM) products). The 1994 gross margin percentage for the businesses outside the U.S. was flat compared to the prior year period. Higher gross margin percentages in the Company's affiliates in the Far East (principally Korea and the Philippines) offset inventory markdowns for basic denim products in Japan. The markdowns resulted from a change in consumers' preferences from heavy weight basic denim products to more light-weight denim/rayon blend products. (See Inventories caption for additional information.)

The businesses outside the U.S. contributed 39 percent of total Company dollar sales, compared to 37 percent for 1993 and 1992. Additionally, the non-U.S. businesses represented 50 percent of the Company's 1994 profit contribution before corporate expenses and taxes, compared to 54 percent in 1993 and 53 percent in 1992. The lower 1994 profit contribution percentage was primarily due to lower 1994 U.S. production costs compared to 1993.

Marketing, General and Administrative Expenses

As a percentage of sales, marketing, general and administrative expenses of 25 percent for 1994 was 1 percentage point higher than 1993 and 1992. Marketing, general and administrative expenses, in dollars, for 1994 increased 7 percent over 1993. This increase was mostly due to higher administrative, selling and information resource expenses. Marketing, general and administrative expenses in 1993 increased 6 percent over 1992 due to higher advertising, administrative, marketing and information resource expenses.

Administrative expense for 1994 increased 12 percent from the comparable 1993 period mostly due to compensation expense related to the adoption of the Management Liquidity Program (see Management Liquidity Program caption for additional information), expenses related to customer service initiatives in the U.S., higher earnings-related compensation costs and varied costs from non-U.S. affiliates. Administrative expense for 1993 increased 8 percent from 1992 mostly due to volume related commissions expense and higher office facility costs.

Selling expense for 1994 increased 22 percent over 1993 primarily due to higher 1994 sales and increased staffing required to support new and existing product lines in the U.S. Selling expense for 1993 increased slightly over 1992. Marketing expense for 1994 decreased 1 percent from 1993. Marketing expense for 1993 increased 7 percent from 1992, primarily due to additional U.S. merchandising personnel and higher costs associated with the use of sample products in the U.S.

Information resource expense for 1994 increased 8 percent compared to the prior year primarily due to increased compensation and professional fees incurred in connection with the Company's U.S. initiative on customer service. Information resource expense for 1993 increased 8 percent from 1992 due to higher lease costs related to certain telecommunications equipment and depreciation related to new mainframe computer equipment. The majority of systems and software costs related to the Company's U.S. initiative to improve customer service are not expected to occur until 1995 and 1996 (see Additional Information section).

Advertising expense for 1994 decreased 1 percent from the prior year mostly due to planned reductions in media production expenditures and cooperative advertising in the U.S. that were partially offset by increased advertising expense for the Company's affiliates in Germany and Korea. Advertising expense for 1993 increased 8 percent over 1992 substantially due to U.S.

and Europe advertising campaigns and increased point-of-sale and media advertising in Europe. (See Business section, under Item 1, for additional information.)

Stock Option Charge

During 1992, the Company offered a special payment arrangement under the 1985 Stock Option Plan to facilitate the exercise by optionholders of their outstanding options. As a result of this arrangement, holders of 65 percent of all outstanding options participated in this arrangement and the Company recognized a pre-tax stock option charge of $158.0 million for all outstanding options during 1992. Separately, the Company also recorded compensation expense for related exercise bonuses and the accelerated use of presently non-vested options. Additionally, the Company disbursed $41.9 million to pay related withholding taxes for optionholders and $4.4 million for related exercise bonuses. A total of 532,368 shares of Class L treasury shares were reissued and 392,755 shares of treasury stock were retired. There were 499,749 options still outstanding and exercisable after this transaction.

The net change in Stockholders' Equity in 1992 due to these stock option transactions (including the after-tax effect of the stock option charge) was an increase of $9.2 million.

Other Operating (Income) Expense, Net

Other operating income, net for 1994 increased $28.9 million from 1993 mostly due to expenses incurred in 1993 for idle facilities, relocation of certain operations and costs recognized for a decline in value on existing capital assets as a result of the Company's U.S. initiative to improve customer service. Additionally, the Company recorded higher 1994 licensee income. The operating income increase was partially offset by the recognition in 1994 of costs associated with environmental-related soil remediation of a facility previously owned by the Company and income recognized in 1993 from joint ventures. There was no joint venture income in 1994 due to the consolidation of certain joint ventures (see Inventory caption for additional information).

Other operating expense, net for 1993 increased $14.3 million from 1992 mostly due to costs recognized for a decline in value on existing capital assets related to the Company's U.S. initiative to improve customer service, costs related to idle facilities, relocating certain operations and establishing new operations outside the U.S.

Interest Expense

Interest expense decreased 47 percent from 1993 primarily due to lower 1994 average debt balances. Interest expense in 1993 was 30 percent lower than 1992 due to lower interest rates and lower average debt balances. Cash flows from operations were used to reduce debt levels over the last two years, resulting in the lower average debt balances. (See Liquidity and Capital Resources caption for additional information.)

The average interest rate in 1994 was approximately 18 percent compared to 9 percent in 1993 and 10 percent in 1992. The increase over last year reflects the high interest markets of non-U.S. countries where most of the Company's debt resides. The average interest rate also reflects the negative impact of the Company's use of interest rate swap transactions (which were all terminated by the end of 1994) to hedge interest rate fluctuations. The interest rate swap transactions were cancelled due to lower average U.S. debt levels. The gains and losses recognized from these cancellations were recorded as other (income) expense, net. (See Note 6 to the Consolidated Financial Statements.)

The Company expects 1995 interest expense related to borrowings to be lower than 1994 due to anticipated lower 1995 average debt levels (see Liquidity and Capital Resources caption).

Other (Income) Expense, Net

Other expense, net increased $35.1 million in 1994 from the prior year period mostly due to greater 1994 net foreign currency transaction losses and costs associated with foreign currency exchange contracts. The net foreign currency transaction losses were mostly due to the weakening of the U.S. dollar compared to European currencies and the Japanese Yen during 1994. (See Notes 1 and 7 to the Consolidated Financial Statements regarding foreign currency exchange contracts.) Additionally, higher 1994 translation losses were recorded by the Company's affiliate in Turkey, which operates in a high inflationary environment. Higher 1994 interest income on investments partially offset the increase in 1994 other expense, net.

The $6.7 million increase in other income, net for 1993 compared to 1992 was primarily attributable to lower interest rate swap termination costs and fewer terminations of lease agreements with tenants. The increase was partially offset by lower interest income on investments.

Provision for Taxes

The increase in the 1994 provision for taxes compared to 1993 was due to higher 1994 earnings. The 1994 effective tax rate was 40 percent compared to 41 percent in 1993 and 43 percent in 1992. The lower 1994 rate was primarily due to a change in the mix of U.S. and non-U.S. earnings, lower state taxes and a decrease in taxes on undistributed earnings of non-U.S. subsidiaries.

The increase in the 1993 provision for taxes compared to 1992 was substantially due to lower 1992 earnings caused by the stock option charge. The 1993 effective tax rate was 41 percent compared to 43 percent in 1992. The reduction in the 1993 effective tax rate from 1992 was primarily due to the mix of non-U.S. and U.S. earnings and the negative effects of the one time stock option charge in 1992. The stock option charge produced a tax benefit of only 27 percent because of its negative impact on the utilization of foreign tax credits in 1992. In addition, the 1993 effective tax rate would have been lower, except for the 1993 U.S. tax bill that increased the U.S. statutory tax rate to 35 percent from 34 percent and, therefore, resulted in a 1 percent increase to the Company's 1993 full year effective tax rate.

The Company complied with the provisions of SFAS No. 109 "Accounting for Income Taxes", which requires an asset and liability approach for financial accounting and reporting of income taxes as of November 29, 1993. The adoption resulted in an $11.9 million credit to income, which was recorded as a cumulative effect of changes in accounting principles on the Consolidated Statements of Income. Upon adoption, deferred tax assets and deferred tax liabilities were adjusted accordingly. (See Note 3 to the Consolidated Financial Statements for additional information.)

Postretirement Benefits

The Company recorded a one-time, non-cash charge against earnings of $402.3 million before taxes and $248.4 million after taxes due to the adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective November 29, 1993. This charge was recorded as a cumulative effect of a change in accounting principles, net of income tax effects, on the Consolidated Statements of Income with a corresponding amount recorded to employee related benefits on the Consolidated Balance Sheet. The adoption of SFAS No. 106 also resulted in additional ongoing expenses for service and interest costs related to postretirement benefits, which were $43.0 million in 1994 (see Note 11 to the Consolidated Financial Statements).

FINANCIAL CONDITION AND LIQUIDITY

The following discussion compares the liquidity position and certain balance sheet items of the Company as of year-end 1994 and 1993.

Trade Receivables

Trade receivables increased 6 percent from 1993 reflecting record fourth quarter 1994 dollar sales. This increase included higher non-U.S. trade receivables as a result of increased dollar sales in the Company's affiliates in Italy and Germany. As a percent of sales, trade receivables for year-end 1994 decreased 4 percent from 1993 due to improved collections as a result of the recovering U.S. economic environment.

Inventories

Inventories at year-end 1994 decreased 1 percent from the prior year period reflecting a 6 percent decrease in U.S. inventories that was mostly offset by an 11 percent increase in non-U.S. inventories. Inventory turnover for 1994 increased 6 percent from 1993 mostly resulting from sales outpacing inventory growth in the U.S. Levi's(R) brand.

The reduction in U.S. inventories was due to lower Levi's(R) and Brittania(R) product line inventories that were partially offset by higher Dockers(R) product line inventories. The Company's efforts to reduce inventory levels, including improved production planning, resulted in the lower Levi's(R) brand inventories at year end. Levi's(R) brand inventories are expected to rise during the first half of 1995 to meet anticipated demand. The impact of longer leadtimes on wrinkle-resistant products in 1994 and an anticipated increase in sales during the first half of 1995 caused the men's Dockers(R) brand work-in-process inventories to increase during 1994 from year-end 1993.

The increase in inventories outside the U.S. was mostly due to higher projected 1995 sales demand (consisting primarily of denim bottoms) in the Company's affiliates in Italy and Germany. In addition, inventories in the Europe division grew in 1994 due to the consolidation of entities that were previously accounted for by the equity method of accounting.

Inventories in Japan at year-end 1994 were relatively flat compared to 1993. During 1994, the Company's Japanese affiliate shifted some of its product mix to denim/rayon blend products in response to a change in consumers' preferences from basic denim products to light-weight products. As a result of this shift, inventory markdowns for basic denim products were recorded in Japan during 1994. The Company is monitoring inventory levels in Japan for 1995.

At year-end 1994, unshipped orders were 10 percent above the previous year and order cancellations decreased 15 percent from 1993, both mostly due to stronger anticipated first half 1995 sales in the U.S.

Property, Plant and Equipment

Property, plant and equipment, net for 1994 increased 13 percent from year-end 1993 due to capital expenditures that were partially offset by depreciation expense during the period. Capital expenditures were $176.4 million in 1994 and $142.8 million in 1993.

Approximately $71.0 million of 1994 capital expenditures was related to the Company's U.S. initiative on customer service primarily for the purchase of land and equipment, and design and engineering costs, for one remodeled and two new customer service centers. Additionally, U.S. business expenditures included equipment and leasehold improvements in connection with the data center relocation outside of California, in accordance with the Company's disaster recovery plan.

Outside the U.S., a significant portion of capital expenditures were for the construction of a distribution and administrative office facility and purchase of new equipment in Germany. This facility is being built to both modernize work processes and respond to changing customer service needs. Other capital expenditures outside the U.S. included distribution facility upgrades in France and Italy, water treatment upgrades for European manufacturing and finishing facilities, and ongoing expenditures to support non-U.S. affiliates needs.

At year-end 1994, the Company had capital expenditure purchase commitments outstanding of approximately $249.5 million. Approximately 89 percent of these commitments are related to the Company's U.S. initiative on customer service and approximately 6 percent are for other equipment needs in North America. The remaining commitments are for worldwide general office and facilities needs. During 1994, the Company negotiated and signed an equipment contract with Computer Aided Systems, Inc. relating to the purchase and installation of materials handling systems (including research and development activities) for the new U.S. customer service centers. Additionally, the Company negotiated and signed a design, engineering, procurement and construction services agreement with Fluor Daniel, Inc. relating to the design and construction of the U.S. customer service center buildings.

The Company anticipates authorizations for capital expenditures of approximately $196.0 million for new 1995 projects. Spending on projects during the 1995 year (which included authorizations from previous years) is expected to be $353.0 million, including approximately $207.0 million related to the Company's U.S. initiative on customer service. Spending requirements have not yet been determined for the Levi Strauss International (LSI) customer service initiatives. (See Additional Information section).

Working Capital

Working capital of $1.6 billion at the end of 1994 increased $550.4 million from year-end 1993 with the current ratio increasing to 2.4 from 1.9. The increase in working capital was substantially due to higher cash and cash equivalents from operations.

Liquidity and Capital Resources

The increase of $560.6 million in cash and cash equivalents from year-end 1993 was mostly due to cash provided by operations that was partially used for purchases of property, plant and equipment and the net repayment of debt. Remaining cash balances were invested in money market interest bearing investments maturing under one year. Additionally, the Company anticipates utilizing a portion of this cash in 1995 to fund costs relating to its global initiatives on customer service and other capital expenditure projects (see Additional Information section).

During 1994, the Company renegotiated and amended its primary credit agreement to reduce its $500.0 million unsecured working capital facility to a $200.0 million 364 day revolving line of credit, which is convertible at the option of the Company into a three-year term loan. This amendment reflects the lower financing needs of the Company. Also during 1994, the Company repaid $50.0 million on its working capital loan and repaid its second and third series of dividend notes payable to Class L stockholders totaling $38.6 million, plus accrued interest of $2.0 million. At November 27, 1994, the Company had no borrowings outstanding on its primary credit agreement. At year-end 1994, the Company's total outstanding debt balance was $66.4 million (mostly outside the U.S.), 54 percent lower than year-end 1993.

Subsequent to year-end, the Company repaid its fourth and final series of dividend notes to Class L stockholders for an aggregate amount of $20.6 million, plus interest accrued of $1.9 million (see Notes 6 and 22 to the Consolidated Financial Statements for additional information).

The Company uses forward and option currency contracts to reduce the risks of foreign currency fluctuations on its non-U.S. dollar denominated operations. The Company's market risk is directly related to fluctuations in the currency exchange rates. The Company's credit risk is limited to the currency rate differential for each agreement if a counterparty failed to meet the terms of the contract. These instruments are executed with credit worthy financial institutions and the Company does not anticipate nonperformance by any counterparties. (See Notes 1 and 6 to 8 to the Consolidated Financial Statements for additional information.)

For information regarding the sale of Class E common stock to the Company's employee investment plans, see Note 12 to the Consolidated Financial Statements.

Stock Appreciation Rights Grant

In November 1994, the Board of Directors granted 90,000 stock appreciation rights (SARs) to certain executives at an initial grant value of $129 per SAR. In addition, stock based awards, based on a valuation of $129 per share, were granted to two of the five most highly compensated executive officers of the Company. These executives were given the choice to receive 40,000 SARs each or participate in a Class L stock purchase arrangement in which the Company would loan each of these two executives approximately $4.9 million to purchase Class L stock. These executives have until the end of April 1995 to make their decision. (See Note 15 to the Consolidated Financial Statements.)

Repurchase of Class L Common Stock

During the first quarter of 1994, the Company purchased 83,949 shares of Class L common stock, for a total of $9.6 million, held by certain management stockholders that have left the employment of the Company. The purchase price of $114 per share was the appraised value as determined by a valuation obtained in November 1993 from an independent investment banking firm for the Company's employee stock plans.
(See Note 20 to the Consolidated Financial Statements.)

Management Liquidity Program

During 1994, the Board of Directors and stockholders approved a stock liquidity program (the "Liquidity Program") for management holders of Class L common stock. The Liquidity Program allowed the Company to enter into contracts with then-existing management holders of Class L common stock relating to in-service, employment separation-related and post-separation stock purchases. Holders of 1,047,280 shares of Class L common stock (including outstanding options) participate in this program. They may annually sell a specified amount of their stock to the Company, subject to certain limitations and conditions. The program also entitles the Company to purchase all of the shares held by a management holder at the time of separation from employment.

Participating shares were classified on the balance sheet "outside" of stockholders' equity due to the liquidity feature. As a result of this Liquidity Program, the Company incurred a pre-tax compensation expense for participating stock options and related exercise bonus of $6.0 million and $13.2 million, respectively, (based on the current appraised stock value of $134 per share). In addition, the Company reclassified common stock outside of stockholders' equity of approximately $138.6 million and recorded a reduction in stockholders' equity of approximately $132.6 million. Future changes in the stock valuation will result in periodic adjustments to compensation expense for participating stock options, participating share balances and retained earnings. Actual purchases of stock by the Company under the Liquidity Program will result in cash outflows.

Subsequent to year-end, the Company repurchased and subsequently retired 70,842 shares of management Class L common stock, pursuant to the Liquidity Program, at the current appraised stock value of $134 per share totaling $9.5 million. (See
Note 17 to the Consolidated Financial Statements.)

Payment of Dividends on Common Stock

In June 1994, the Board of Directors declared a dividend of $.65 per share (totaling $.9 million), which was paid on August 31, 1994 to Class E stockholders of record on July 29, 1994. On November 17, 1994, the Board of Directors declared a dividend of $.65 per share (totaling $.9 million), which was paid on December 15, 1994 to Class E stockholders of record on December 1, 1994. There were no dividends declared on Class L common stock during 1994. (See Notes 20 and 22 to the Consolidated Financial Statements for additional information.)

ADDITIONAL INFORMATION
Strategic Initiatives

The Company is continuing its process of examining and re-engineering various aspects of its brand marketing, customer service and operations/distribution strategies. These initiatives include: aligning the Company's U.S. marketing divisions according to its Levi's(R), Dockers(R) and Brittania(R) brands, developing a customer base and product distribution system that is consistent with its brand image, reconfiguring the organization from a functional to a process orientation, implementing a team-based approach to manufacturing and opening Company owned and joint venture retail stores. (See Strategic Initiatives caption of the Business section, under Item 1, for additional information.)

U.S. Customer Service Initiative

The Company is currently focusing on certain aspects of the U.S. initiative to be completed within the original time frame of November 1996. The Company will focus on other areas of the initiative after the initial areas are completed to mitigate disruption to the Company's ongoing business and strain on Company resources, including its employees.

Since 1993 and over the next several years, the Company plans to incur total capital expenditures of over $400.0 million to support the new U.S. distribution network, expanded system requirements, organization and manufacturing changes. Included in this total capital expenditure projection is over $290.0 million related to the construction, renovation and retrofitting of new and existing customer service centers. The total capital expenditure projection amount includes previously recognized capital expenditures of approximately $81.0 million.

Additionally, the Company plans to spend approximately $450.0 million for transitional expenses, including costs related to the implementation of new software applications, reengineering design and planning, implementation of organization and process changes, training, education and other related expenses. The total amount of transitional expenses include previously recognized expenses of approximately $70.0 million. These costs will be recognized ratably throughout the implementation period and/or as expenses occur, depending on the nature of the cost and the decisions made related to this initiative. (See Strategic Initiatives caption of the Business section, under Item 1, for additional information.)

LSI Customer Service Initiatives

The LSI customer service initiatives began in late 1993 and encompasses the Company's affiliates in the Europe, Latin America and Asia Pacific divisions. The objective of the LSI initiatives is to build the capabilities within the LSI organization to make customer service a competitive advantage. The LSI customer service initiatives will be highly selective and focused with a varying degree of impact and modification to affiliate organizations. It is too early to determine the amount of capital expenditures and transitional expenses the Company will incur for the LSI initiatives until the design phase is completed. It is expected, however, that the total cost will be less than the costs for the U.S. initiative. These initiatives are expected to be completed over the next several years. (See Strategic Initiatives caption of the Business section, under Item 1, for additional information.)

U.S. Company-Owned Retail and Outlet Stores/Retail Joint Venture

The Company is planning to own and operate retail and outlet stores in the U.S. that sell only Levi's(R) and Dockers(R) brand products. These stores will include Original Levi's(R) Stores, Dockers(R) Shops and separate outlet stores, in all cases selling only Levi's(R) or Dockers(R) products. The Company expects to open approximately 190 of these stores within the next five years. The Company plans to operate flagship (premier) stores only in key markets and locations most able to help the Company achieve its primary focus of maintaining a high brand image, such as downtown urban locations and selected high visibility regional malls. The

Company plans to operate outlet stores dedicated to each brand in areas outside major markets in key outlet malls. The Company expects to spend approximately $90.0 million for capital expenditures during the next few years in connection with this program.

This program is in addition to the plans the Company has with Designs, Inc. to establish a joint venture that will own and operate, in the northeastern U.S., approximately 50 Original Levi's(R) Stores selling only Levi's(R) jeans and jeans-related products. The Company will have a 30 percent equity interest in the U.S. joint venture. Venture establishment was approved by the Federal Trade Commission subsequent to year-end. The venture formed and began operations in January 1995. (See Strategic Initiatives caption of the Business section, under
Item 1, for additional information.)

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item and not presented on the following pages is contained in the Supplemental Financial Schedules that are included in this Form 10-K.

                       CONSOLIDATED FINANCIAL STATEMENTS

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES

 For the Years Ended November 27, 1994, November 28, 1993 and November 29, 1992

                  LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars In Thousands Except Per Share Data)



                                                            Year Ended                Year Ended                Year Ended
                                                      November 27, 1994/(1)/    November 28, 1993/(1)/    November 29, 1992/(1)/
                                                      -----------------------   -----------------------   -----------------------
  Net sales                                                $ 6,074,321               $ 5,892,479               $ 5,570,290
  Cost of goods sold                                         3,632,406                 3,638,152                 3,431,469
                                                           -----------               -----------               -----------
    Gross profit                                             2,441,915                 2,254,327                 2,138,821
  Marketing, general and
   administrative expenses                                   1,493,234                 1,394,170                 1,309,352
  Stock option charge                                               --                        --                   157,964
  Other operating (income) expense, net                        (20,448)                    8,418                    (5,882)
                                                           -----------               -----------               -----------
    Operating income                                           969,129                   851,739                   677,387
  Interest expense                                              19,824                    37,144                    53,303
  Other (income) expense, net                                   18,410                   (16,718)                   (7,479)
                                                           -----------               -----------               -----------
   Income before taxes and cumulative
     effects of changes in accounting principles               930,895                   831,313                   631,563
  Provision for taxes                                          373,402                   338,902                   270,726
                                                           -----------               -----------               -----------
   Income before cumulative effects of
     changes in accounting principles                          557,493                   492,411                   360,837
  Cumulative effects of changes in accounting
   principles:
     Postretirement benefits other than pensions
       (SFAS 106), net of applicable income tax
       benefits of $153,885                                    248,429                        --                        --
     Income taxes (SFAS 109)                                   (11,912)                       --                        --
                                                           -----------               -----------               -----------
   Net income                                                  320,976                   492,411                   360,837

  Dividends on preferred stock                                      --                        --                     1,895
                                                           -----------               -----------               -----------

    Net income available for common
      stockholders                                         $   320,976               $   492,411               $   358,942
                                                           ===========               ===========               ===========

  Income per common share:
    Income before cumulative effects of
      changes in accounting principles                     $     10.59                     $9.38                     $6.91
    Postretirement benefits other than
      pensions (SFAS 106)                                         4.72                        --                        --
    Income taxes (SFAS 109)                                      (0.23)                       --                        --
                                                           -----------               -----------               -----------
    Net income                                             $      6.10               $      9.38               $      6.91
                                                           ===========               ===========               ===========

  Average common shares outstanding                         52,639,433                52,513,160                51,928,655
                                                           ===========               ===========               ===========

/(1)/ Fiscal years 1994 and 1993 each contained 52 weeks. Fiscal year 1992 contained 53 weeks.


The accompanying notes are an integral part of these financial statements.

                                                                     Page 1 of 2
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                          November 27,   November 28,
                                                              1994           1993
                                                          ------------   ------------

   ASSETS
   Current Assets:
      Cash and cash equivalents                            $  813,320     $  252,673
      Trade receivables (less allowance for doubtful
        accounts: 1994 - $28,066; 1993 - $28,551)             908,690        858,117
      Inventories:
        Raw materials                                         122,947        109,289
        Work-in-process                                       165,180        135,797
        Finished goods                                        494,636        546,754
                                                           ----------     ----------
          Total inventories                                   782,763        791,840
      Deferred tax assets                                      66,160         70,979
      Other current assets                                     95,005        116,815
                                                           ----------     ----------
           Total current assets                             2,665,938      2,090,424

   Property, plant and equipment (less accumulated
     depreciation: 1994 - $454,376; 1993 - $364,830)          669,606        594,592
   Goodwill and other intangibles (less accumulated
     amortization: 1994 - $180,920; 1993 - $175,538)          341,355        361,936
   Noncurrent deferred tax assets                             204,574         20,466
   Other assets                                                43,836         41,242
                                                           ----------     ----------
                                                           $3,925,309     $3,108,660
                                                           ==========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Current maturities of long-term debt and
        capital lease obligations                          $   25,974     $   42,695
      Short-term borrowings                                    23,701         10,094
      Accounts payable                                        286,675        259,747
      Accrued liabilities                                     339,395        370,094
      Salaries, wages and employee benefits                   279,038        250,291
      Taxes payable                                           142,348        139,641
      Dividends payable                                         1,266            688
                                                           ----------     ----------
           Total current liabilities                        1,098,397      1,073,250
                                                           ----------     ----------



 The accompanying notes are an integral part of these financial statements.

                                                                     Page 2 of 2
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                    November 27,    November 28,
                                                                        1994            1993
                                                                    -------------   -------------

   LIABILITIES AND STOCKHOLDERS' EQUITY (continued)
   Long-term debt and capital lease obligations  -
      Less current maturities                                             16,720          93,050
                                                                      ----------      ----------
   Long-term employee related benefits                                   720,168         293,147
                                                                      ----------      ----------
   Long-term tax liability                                               393,360         334,627
                                                                      ----------      ----------
   Minority Interest                                                      36,837          30,047
                                                                      ----------      ----------

   Common Stock - Employee Stock Purchase and Award
      Plan and Management Liquidity Program:
      Class E common stock - $.10 par value;
         issued: 1994 - 431,123 shares;
         1993 - 300,848 shares (Redemption
         value $57,770)                                                       43              30
      Class L common stock - $.10 par value;
         issued:  1994 - 547,531 shares;
         1993 - no shares (Redemption value $138,587)                         55              --
      Additional paid-in capital, common                                 188,144          33,475
                                                                      ----------      ----------
           Total common stock - Employee Stock Purchase and
              Award Plan and Management Liquidity Program                188,242          33,505
                                                                      ----------      ----------

   Stockholders' Equity:
      Class E common stock - $.10 par value; authorized
         100,000,000 shares; issued and outstanding:
         1994 - 939,747 shares; 1993 - 894,172 shares                         94              89
      Class L common stock - $.10 par value; authorized
         170,000,000 shares; issued: 1994 - 51,279,219 shares;
         1993 - 51,910,699 shares                                          5,128           5,191
      Additional paid-in capital, common                                 187,369         242,572
      Retained earnings                                                1,227,897         990,130
      Translation adjustment                                              71,623          48,322
      Pension liability                                                     (701)        (16,574)
      Treasury stock, at cost - Class E:
         1994 - 10,221 shares; 1993 - 1,379 shares;
         Class L: 1994 and 1993 - 499,749 shares                         (19,825)        (18,696)
                                                                      ----------      ----------
           Total stockholders' equity                                  1,471,585       1,251,034
                                                                      ----------      ----------
                                                                      $3,925,309      $3,108,660
                                                                      ==========      ==========



 The accompanying notes are an integral part of these financial statements.

                                                                     Page 1 of 3
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                        Additional                 Additional
                              Series B   Paid-in   Class E Class L  Paid-in                                             Total
                             Preferred   Capital   Common  Common   Capital   Retained Translation  Pension  Treasury Stockholders'
                               Stock   (Preferred)  Stock   Stock   (Common)  Earnings Adjustment  Liability  Stock     Equity
                             --------- ----------- ------- -------  --------  -------- ----------- --------- -------- -------------

Balance November 24, 1991     $ 1,417    $ 75,081    $67   $5,230   $114,571  $ 332,006 $ 82,695    $    --  $(52,764)  $ 558,303

Redemption of Series B
  preferred stock (1,416,623
  shares)                      (1,417)    (75,081)                                                                       (76,498)
Reissuance of Class L
  treasury stock (532,368
  shares) for stock option
  exercises                                                           45,235                                   19,715      64,950
Retirement of Class L
  treasury stock (392,755
  shares) for stock options
  surrendered                                                 (39)      (559)   (13,945)                       14,543          --
Increase to additional
  paid-in capital for
  unexercised Class L
  common stock options                                                59,220                                               59,220
Sale and Company contribution
  of Class E common stock and
  Class E treasury stock to
  qualified employee plans
  (128,147 shares)                                    12              11,755                                       38      11,805
Purchase of Class E treasury
  stock (1,786 shares) from
  ESAP participants                                                                                             (201)       (201)
Dividends on preferred and
  common stock                                                                 (179,963)                                 (179,963)
Net income                                                                      360,837                                   360,837
Net gain on sale and purchase
  of subsidiary's treasury
  stock                                                                             108                                       108
Translation adjustment                                                                   (25,268)                         (25,268)
Pension liability                                                                                   (5,060)               (5,060)
                              -------    --------    ---   ------   --------  --------- --------    -------  --------   ---------
Balance November 29, 1992          --          --     79    5,191   230,222   499,043   57,427     (5,060)  (18,669)    768,233




 The accompanying notes are an integral part of these financial statements.

                                                                     Page 2 of 3
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                         Additional                 Additional
                               Series B   Paid-in   Class E Class L  Paid-in                                             Total
                              Preferred   Capital   Common  Common   Capital   Retained Translation  Pension  Treasury Stockholders'
                                Stock   (Preferred)  Stock   Stock   (Common)  Earnings Adjustment  Liability  Stock     Equity
                              --------- ----------- ------- -------  --------  -------- ----------- --------- -------- -------------
Balance November 29, 1992          --          --     79    5,191    230,222    499,043   57,427     (5,060)  (18,669)    768,233

Sale and Company contribution
  of Class E common stock and
  Class E treasury stock to
  qualified employee plans
  (104,642 shares)                                    10              12,350                                      536      12,896
Purchase of Class E treasury
  stock (4,638 shares) from
  ESAP participants                                                                                              (563)       (563)
Dividends on common stock                                                        (1,314)                                   (1,314)
Net income                                                                      492,411                                   492,411
Net loss on sale and purchase
  of subsidiary's treasury
  stock                                                                             (10)                                      (10)
Translation adjustment                                                                    (9,105)                          (9,105)
Pension liability                                                                                   (11,514)              (11,514)
                              -------    --------    ---   ------   --------  --------- --------    -------  --------   ---------
Balance November 28, 1993          --          --     89    5,191    242,572    990,130   48,322    (16,574)  (18,696)  1,251,034




 The accompanying notes are an integral part of these financial statements.

                                                                     Page 3 of 3
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                         Additional                 Additional
                               Series B   Paid-in   Class E Class L  Paid-in                                             Total
                              Preferred   Capital   Common  Common   Capital   Retained Translation  Pension  Treasury Stockholders'
                                Stock   (Preferred)  Stock   Stock   (Common)  Earnings Adjustment  Liability  Stock     Equity
                              --------- ----------- ------- -------  --------  -------- ----------- --------- -------- -------------

Balance November 28, 1993           --          --     89    5,191    242,572    990,130   48,322    (16,574)  (18,696)   1,251,034

Purchase and retirement of
  management Class L common
  stock (83,949 shares)                                         (8)      (193)    (9,369)                                    (9,570)
Adoption of management
  liquidity program and
  subsequent reclassification
  of management Class L
  common stock to temporary
  equity (547,531 shares and
  499,749 options)                                             (55)   (60,477)   (72,057)                                  (132,589)
Sale and Company contribution
  of Class E common stock and
  Class E treasury stock to
  qualified employee plans
  (52,502 shares)                                       5               5,467                                      826        6,298
Purchase of Class E treasury
  stock (15,769 shares) from
  ESAP participants                                                                                             (1,955)      (1,955)
Dividends on common stock                                                         (1,775)                                    (1,775)
Net income                                                                       320,976                                    320,976
Net loss on sale and
 purchase of subsidiary's
 treasury stock                                                                       (8)                                        (8)
Translation adjustment                                                                     23,301                            23,301
Pension liability                                                                                     15,873                 15,873
                               -------    --------    ---   ------   --------  ---------- --------   -------  --------   ----------
Balance November 27, 1994      $    --    $     --    $94   $5,128   $187,369  $1,227,897  $71,623   $  (701) $(19,825)  $1,471,585
                               =======    ========    ===   ======   ========  ==========  =======   =======  ========   ==========



 The accompanying notes are an integral part of these financial statements.

                                                                     Page 1 of 2
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                              Year Ended      Year Ended      Year Ended
                                                             November 27,    November 28,    November 29,
                                                                 1994            1993            1992
                                                             -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before cumulative effects of changes in
    accounting principles                                       $ 557,493       $ 492,411       $ 362,448
  Adjustments to arrive at net cash provided by
    operating activities:
      Depreciation and amortization                               114,986         111,818          97,394
      Foreign exchange (gains) losses                              30,144            (593)         (5,900)
      Provision for deferred employee benefits                     97,326          35,115         209,902
      Payment of deferred employee benefits                       (32,099)        (25,436)        (21,367)
      Provision for workers' compensation claims                   39,859         102,428          95,608
      Payment of workers' compensation claims                     (49,077)        (58,665)        (53,819)
      Increase in trade receivables                               (42,639)       (139,329)        (75,940)
      (Increase) decrease in inventories                           34,743         (67,428)        (85,981)
      (Increase) decrease in other current assets                   6,340          (9,309)        (28,221)
      Increase in deferred tax assets                              (2,242)        (30,380)        (37,191)
      Increase (decrease) in accounts payable and
        accrued liabilities                                       (38,254)         51,262          34,173
      Increase in salaries, wages and employee benefits            46,330          41,376          51,725
      Decrease in taxes payable                                    (2,774)        (33,789)        (62,743)
      Increase (decrease) in long-term employee related
        benefits                                                  (28,190)            568         (45,956)
      Increase in long-term tax liabilities                        46,931          44,949          71,424
      Other, net                                                   (9,550)        (19,323)        (19,627)
                                                                ---------       ---------       ---------
       Net cash provided by operating activities                  769,327         495,675         485,929
                                                                ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                    (176,357)       (142,841)       (145,619)
   Proceeds from sale of property, plant and
     equipment                                                     29,586           6,290             783
   Increase (decrease) of net investment hedge                     (5,487)         32,757          (9,362)
   Other, net                                                          --              --          (5,872)
                                                                ---------       ---------       ---------
       Net cash used for investing activities                    (152,258)       (103,794)       (160,070)
                                                                ---------       ---------       ---------








The accompanying notes are an integral part of these financial statements.

                                                                     Page 2 of 2
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                            Year Ended      Year Ended      Year Ended
                                                           November 27,    November 28,    November 29,
                                                               1994            1993            1992
                                                           -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                 (92,358)       (415,716)       (512,230)
   Proceeds from sale of common stock to
     employee plans                                              21,622          29,512          14,543
   Net increase (decrease) in short-term borrowings              13,952        (128,792)         68,438
   Purchase of management Class L common stock                   (9,570)             --              --
   Dividends paid                                                (3,181)        (82,210)        (40,259)
   Purchase of treasury stock and related fees                   (1,129)            (27)           (201)
   Proceeds from issuance of long-term debt                          11         227,952         327,799
   Redemption of preferred stock                                     --              --        (158,778)
   Payment of optionholders' taxes relating to
     stock option charge                                             --              --         (41,866)
   Other, net                                                      (464)         (4,866)         (1,310)
                                                              ---------       ---------       ---------
       Net cash used for financing activities                   (71,117)       (374,147)       (343,864)
                                                              ---------       ---------       ---------
Effect of exchange rate changes on cash                          14,695          (2,763)            144
                                                              ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents            560,647          14,971         (17,861)
Beginning cash and cash equivalents                             252,673         237,702         255,563
                                                              ---------       ---------       ---------
Ending cash and cash equivalents                              $ 813,320       $ 252,673       $ 237,702
                                                              =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                 $  18,841       $  36,787       $  55,543
     Income taxes                                               328,121         364,064         311,972
   Non-cash investing and financing activities:
      Capital lease obligations incurred                             --             409             606
      Dividends declared, but not yet paid -
        Common stock                                              1,266             688         157,141
      Reclassification of management Class L common
        stock out of stockholders' equity due to
        Management Liquidity Program                            138,587              --              --
      Decrease in stockholders' equity due to
        Management Liquidity Program                           (132,589)
      Notes issued for payment of dividends                          --          77,116              --
      Reissuance/retirement of Class L treasury stock                --              --          34,258
      Increase in Class L common stock due to
         stock option charge and reissuance of
         Class L treasury stock                                      --              --         103,853








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

Effective November 29, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This statement requires a change from the deferral method of accounting for income taxes under Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are established at the balance sheet date in amounts that are expected to be recoverable or payable when the difference in the tax bases and financial statement carrying amounts of assets and liabilities ("temporary differences") reverse. The 1994 adoption was recorded as a cumulative effect of a change in accounting principles on the Consolidated Statements of Income.

Restructuring Costs

Restructuring costs for severance are accrued when formal plans to restructure are adopted, the information has been communicated to affected employees, the plan specifically identifies certain employee information and involuntary terminations are expected to occur within one year from the date the plan was approved. In absence of a formal plan of restructuring for severance, costs are expensed as incurred. Employee retraining and relocation costs are not considered restructuring costs and are expensed as incurred. Other costs will be expensed as incurred or earlier depending on their nature.

Postretirement Benefit Plans

The Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective November 29, 1993. SFAS No. 106 requires the Company to recognize an expense to establish a "transition obligation", representing the value at the beginning of the year of the postretirement benefit obligation earned by employees and retirees

SIGNIFICANT ACCOUNTING POLICIES
Postretirement Benefit Plans (continued)

in prior periods. This transaction was recorded as a cumulative effect of a change in accounting principles, net of income taxes, on the Consolidated Statements of Income. Additionally, the Company recorded an expense for 1994 net periodic costs.

Income Per Common Share

Income per common share is computed by dividing income (after deducting dividends on preferred stock, if any) by the average number of common shares outstanding for the period.

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

Common Stock - Employee Stock Purchase and Award Plan and Management Liquidity Program

Stock held by participants of the Employee Stock Purchase and Award Plan (ESAP) and Management Liquidity Program are classified outside stockholders' equity due to the put rights attached to Class E and Class L common stock, respectively (see Notes 12 and 17).

Translation Adjustment

The functional currency for most of the Company's foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are accumulated as a separate component of stockholders' equity. The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies, for which both translation adjustments and gains and losses on foreign currency transactions are included in other (income) expense, net.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to hedge against known foreign currency denominated exposures, particularly dividends and intracompany royalties, loans and other transactions from its foreign affiliates and licensees. Market value gains and losses on hedge instruments are recognized and offset foreign exchange gains or losses on existing exposures. The effects of exchange rate changes on transactions designated as hedges of net investments are included in the separate component of stockholders' equity. At November 27, 1994, the net effect of exchange rate changes due to net investment hedge transactions was a $28.5 million decrease to translation adjustment.

SIGNIFICANT ACCOUNTING POLICIES
Foreign Exchange Contracts (continued)

Gains or losses resulting from foreign currency exchange transactions (including certain foreign currency hedge transactions) and translation adjustments of foreign operations in countries with highly inflationary economies are included in other (income) expense, net, and amounted to losses of $51.6 million, $10.0 million and $10.2 million for 1994, 1993 and 1992, respectively.

Note 2
OPERATIONS

The following table presents information concerning U.S. and non-U.S. operations (all in the apparel industry).

                                                 1994          1993          1992
                                              ----------    ----------    ----------
                                                             (000's)
Net Sales to Unaffiliated Customers:
  United States                               $3,721,348    $3,715,054    $3,482,927
  Europe                                       1,542,802     1,332,433     1,367,783
  Other non-U.S.                                 810,171       844,992       719,580
                                              ----------    ----------    ----------

                                              $6,074,321    $5,892,479    $5,570,290
                                              ==========    ==========    ==========
Sales Between Operations:
  United States                               $  124,001    $  163,627    $  139,652
  Europe                                             149            32            28
  Other non-U.S.                                  39,767        36,730        34,467
                                              ----------    ----------    ----------

                                              $  163,917    $  200,389    $  174,147
                                              ==========    ==========    ==========
Total Sales:
  United States                               $3,845,349    $3,878,681    $3,622,579
  Europe                                       1,542,951     1,332,465     1,367,811
  Other non-U.S.                                 849,938       881,722       754,047
  Eliminations                                  (163,917)     (200,389)     (174,147)
                                              ----------    ----------    ----------

                                              $6,074,321    $5,892,479    $5,570,290
                                              ==========    ==========    ==========
Contribution to Income Before Other Charges:
  United States                               $  572,097    $  465,889    $  460,218
  Europe                                         409,227       365,821       362,174
  Other non-U.S.                                 154,529       171,440       151,644
                                              ----------    ----------    ----------

                                               1,135,853     1,003,150       974,036
Other Charges:
  Stock option charge                                 --            --       157,964
  Corporate expenses, net                        185,134       134,693       131,206
  Interest expense                                19,824        37,144        53,303
                                              ----------    ----------    ----------

Income Before Taxes and Cumulative Effects
  of Changes in Accounting Principles:        $  930,895    $  831,313    $  631,563
                                              ==========    ==========    ==========

Assets:
  United States                               $1,669,954    $1,643,230    $1,480,527
  Europe                                         597,617       490,904       491,491
  Other non-U.S.                                 350,437       361,361       273,355
  Corporate                                    1,307,301       613,165       635,328
                                              ----------    ----------    ----------

                                              $3,925,309    $3,108,660    $2,880,701
                                              ==========    ==========    ==========


Note 3
INCOME TAXES

The U.S. and non-U.S. components of income before taxes and cumulative effects of changes in accounting principles are as follows:


                                                                      1994        1993        1992
                                                                    ---------   ---------   ---------
                                                                                 (000's)

U.S.                                                                $582,321    $474,895    $305,144
Non-U.S.                                                             348,574     356,418     326,419
                                                                    --------    --------    --------

                                                                    $930,895    $831,313    $631,563
                                                                    ========    ========    ========

The provision for taxes consists of the following:

                                                        Federal      State      Non-U.S.     Total
                                                        --------    --------    --------    --------
                                                                           (000's)
1994
- ----
Current                                                 $208,119    $ 20,037    $141,215    $369,371
Deferred                                                  (1,070)      2,296       2,805       4,031
                                                        --------    --------    --------    --------

                                                        $207,049    $ 22,333    $144,020    $373,402
                                                        ========    ========    ========    ========

1993
- ----
Current                                                 $177,651    $ 37,578    $157,537    $372,766
Deferred                                                 (25,548)     (3,350)     (4,966)    (33,864)
                                                        --------    --------    --------    --------

                                                        $152,103    $ 34,228    $152,571    $338,902
                                                        ========    ========    ========    ========

1992
- ----
Current                                                 $120,305    $ 45,861    $161,683    $327,849
Deferred                                                 (43,597)     (9,145)     (4,381)    (57,123)
                                                        --------    --------    --------    --------

                                                        $ 76,708    $ 36,716    $157,302    $270,726
                                                        ========    ========    ========    ========

At November 27, 1994, cumulative non-U.S. operating losses of $14.6 million generated by the Company are available to reduce future taxable income primarily between the years 1995 and 1999. The Company utilized all of its remaining foreign tax credit carryforwards in 1993.

Income tax expense (benefit) included in translation adjustment was $3.3 million, $(0.1) million and $(8.1) million for 1994, 1993 and 1992, respectively.

SFAS No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting of income taxes. Under SFAS No. 109, deferred tax assets

INCOME TAXES

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

Under SFAS No. 109, adopted as of November 29, 1993, temporary differences which gave rise to deferred tax assets and liabilities at November 27, 1994 were as follows:

                                             Deferred Tax   Deferred Tax
                                                Assets      Liabilities
                                             ------------   ------------
                                                        (000's)

Postretirement benefits                          $173,634       $     --
Employee compensation and benefit plans           163,587             --
Inventory                                          40,657             --
Depreciation and amortization                      28,390         36,669
Foreign exchange gains/losses                      16,683         53,764
Restructuring charges                               7,347             --
Tax on unremitted non-U.S. earnings                    --         75,373
State income tax                                       --          5,364
Other                                              11,607             --
                                                 --------       --------

                                                 $441,905       $171,170
                                                 ========       ========

The net deferred tax assets at November 27, 1994 were $270.7 million.

Under the provisions of APB No. 11, the approximate tax effects of timing differences giving rise to deferred income tax expense (benefit) resulted from:


                                                   1993           1992
                                                 ---------      ---------
                                                         (000's)

Employee compensation and benefits               $(24,739)      $(50,648)
Accrued strategic organization costs               (9,888)        (6,122)
Undistributed non-U.S. earnings                    (8,221)         9,729
Inventory capitalization and adjustments            6,008          2,186
Depreciation and amortization                         228         (1,836)
Other                                               2,748        (10,432)
                                                 --------       --------

                                                 $(33,864)      $(57,123)
                                                 ========       ========

INCOME TAXES

The Company's effective income tax rate in 1994, 1993 and 1992 differs from the statutory federal income tax rate as follows:

                                                            1994    1993    1992
                                                            -----   -----   -----

Statutory rate                                              35.0%   35.0%   34.0%
Changes resulting from:
 State income taxes, net of federal income tax benefit       1.5     2.7     4.4
 Non-U.S. earnings taxed at different rates,
  including withholding taxes                                1.4     2.2     1.3
 Acquisition-related book and tax bases differences          1.3     1.3     2.2
 Stock option charge/(1)/                                     --      --     1.7
 Other, net                                                  0.9    (0.4)   (0.7)
                                                            ----    ----    ----

Effective rate                                              40.1%   40.8%   42.9%
                                                            ====    ====    ====
- -----------------

/(1)/ The stock option charge, which occurred during the third quarter of 1992, produced a tax benefit of only 27.2 percent in 1992 because of its negative impact on the current utilization of foreign tax credits.

The tax aspects of the Omnibus Budget Reconciliation Act of 1993 that was signed into law by President Clinton on August 10, 1993 will not materially affect the Company's future tax expense. The primary impact of the new tax law is a one percent increase in the statutory tax rate.

The consolidated U.S. income tax returns of the Company for 1983 through 1985 are under examination by the Internal Revenue Service (IRS). The examination includes the review of certain transactions relating to the 1985 leveraged buyout by the Company of Levi Strauss & Co. The IRS has not yet concluded its examination. The Company believes it has made adequate provision for income taxes and interest for all prior periods.

Note 4
PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment, including both leased and owned assets stated at cost, are as follows:

                                       1994                     1993
                              -----------------------   ----------------------
                                 Owned       Leased       Owned       Leased
                              -----------   ---------   ----------   ---------
                                                   (000's)

Land                          $   47,228    $  5,134    $  41,260    $  5,134
Buildings and leasehold
 improvements                    356,263      24,718      347,641      26,276
Machinery and equipment          565,686       6,632      503,501       7,453
Construction in progress         118,321          --       28,157          --
                              ----------    --------    ---------    --------
                               1,087,498      36,484      920,559      38,863
Accumulated depreciation        (437,296)    (17,080)    (347,690)    (17,140)
                              ----------    --------    ---------    --------

                              $  650,202    $ 19,404    $ 572,869    $ 21,723
                              ==========    ========    =========    ========

The Company has idle facilities and equipment (all in the U.S.), including closed plants and certain other properties, that are not being depreciated. The book value of these idle facilities and equipment was $6.9 million at November 27, 1994 and $30.6 million at November 28, 1993. The carrying values of idle facilities and equipment are not in excess of net realizable value. These facilities are being offered for sale or lease.

Depreciation expense for 1994, 1993 and 1992 was $94.2 million, $85.5 million and $73.1 million, respectively.

The Company plans to spend over $400.0 million for capital expenditures over the next few years in conjunction with its initiative to improve customer service. (See Business section, under Item 1, for additional information.)

Note 5
INTANGIBLE ASSETS

The components of intangible assets are as follows:

                                                    1994         1993
                                                  ---------   ----------

Goodwill                                          $351,722    $ 351,722
Acquisition intangibles                             67,606       82,714
Tradenames                                          79,322       77,139
Intangible pension asset                             2,518        4,858
Other intangibles                                   21,107       21,041
                                                  --------    ---------

                                                   522,275      537,474

Accumulated amortization related to goodwill       (81,377)     (72,590)
Other accumulated amortization                     (99,543)    (102,948)
                                                  --------    ---------

                                                  $341,355    $ 361,936
                                                  ========    =========

Goodwill, resulting from the 1985 acquisition of Levi Strauss & Co. by Levi Strauss Associates Inc., is being amortized through the year 2025. Acquisition intangibles include trained workforce, leasehold interest, research and development, and licenses. Acquisition intangibles and tradenames were valued as a result of the 1985 acquisition.

Intangible pension asset is not amortized, but is adjusted each year to correspond to changes in the minimum pension liability.

Amortization expense for 1994, 1993 and 1992 was $20.5 million, $24.0 million and $24.0 million, respectively.

Note 6
DEBT AND LINES OF CREDIT

Debt and unused lines of credit are summarized below:

                                                    1994        1993
                                                  ---------   ---------
                                                         (000's)
Long-Term Debt:
Unsecured:
 Dividend notes payable                           $ 20,564    $ 59,123
 Borrowings against working capital facility
  at variable interest rates, due in 1997               --      50,000
 Other unsecured indebtedness                        2,138       2,352
                                                  --------    --------

                                                    22,702     111,475
Secured:
 Notes payable, at various rates, due in
  installments through 1997                          7,465      11,183
                                                  --------    --------

                                                    30,167     122,658
Current maturities                                 (22,981)    (42,122)
                                                  --------    --------

                                                  $  7,186    $ 80,536
                                                  ========    ========

Unused Lines of Credit:
 Long-term (all U.S.):                            $200,000    $450,000

 Short-term:
  U.S.                                             230,067     272,029
  Non-U.S.                                         345,854     308,422


Primary Credit Agreement

During 1994, the Company renegotiated and amended its primary credit agreement to reduce its $500.0 million unsecured working capital facility to a $200.0 million 364 day revolving line of credit, which is convertible at the option of the Company into a three-year term loan. Under the new revolving line of credit, commitment fees and interest rate basis points are lower than under the prior working capital facility.

The primary credit agreement requires the Company to maintain minimum levels of net worth, leverage and interest coverage. All borrowings under the primary credit agreement bear interest based on either the lending banks' base rate, the certificate of deposit rate or the LIBOR rate (at the Company's option) plus an incremental percentage. The interest rate on borrowings related to the primary credit agreement was 3.6 percent during 1994.

DEBT AND LINES OF CREDIT
Primary Credit Agreement (continued)

The Company's prior credit agreement established in 1993 provided for a $500.0 million unsecured working capital facility with more favorable terms than the previous credit agreement. Commitment fees were paid on the unused portion of the amounts available for borrowing.

Japanese Yen Credit Line Agreements

In 1993 the Company repaid all its outstanding 4.8 billion Japanese Yen loan amounts (U.S. dollar equivalent of $38.6 million at the time of repayment) and subsequently cancelled its two unsecured line of credit agreements with two Japanese banks for a total of 6.9 billion Japanese Yen.

Other Debt

During 1993, the Company issued four series of notes payable collectively totaling $77.1 million to Class L stockholders in partial payment of a dividend declared in November 1992. These notes were payable in four semi-annual installments commencing June 15, 1993 and bear an interest rate incrementally above the six-month Treasury Bill rate. During 1993, the Company repaid the first series of dividend notes to Class L stockholders for an aggregate amount of $18.0 million, plus accrued interest of $.4 million. During 1994, the Company repaid the second and third series of dividend notes to Class L stockholders totaling $38.6 million, plus accrued interest of $2.0 million. Subsequent to year-end on December 15, 1994, the Company repaid the fourth and final series of dividend notes to Class L stockholders for an aggregate amount of $20.6 million, plus accrued interest of $1.9 million.

Principal Debt Payments

The required aggregate long-term debt principal payments, excluding capitalized leases, for the next five years and thereafter are as follows:


               Year                  Principal Payments
               ----                  ------------------
                                           (000's)

               1995                        $22,981
               1996                          6,999
               1997                             74
               1998                             --
               1999                             --
            Thereafter                         113

Short-Term Credit Lines and Stand-By Letters of Credit

The Company has unsecured and uncommitted short-term credit lines available at various interest rates from various U.S. and non-U.S. banks. These credit arrangements may be cancelled by the lenders upon notice and generally have no compensating balance requirements or commitment fees.

DEBT AND LINES OF CREDIT
Short-Term Credit Lines and Stand-By Letters of Credit (continued)

The Company has $96.6 million of standby letters of credit with various international banks to serve as guarantees by the creditor banks to cover workers' compensation claims. The Company pays fees on the standby letters of credit and any borrowings against the letters of credit are subject to interest at various rates.

Interest Rate Swaps

The Company entered into interest rate swap transactions to hedge existing floating-rate or fixed-rate liabilities for fixed rates or floating rates. The net interest to be received or paid on the transactions was recorded as an adjustment to interest expense.

In 1994, due to lower debt levels, the Company terminated its remaining $100.0 million of interest rate swap agreements that hedged floating-rate liabilities for fixed rates. The termination resulted in a loss of $2.6 million that was included in other (income) expense, net.

In 1993, due to lower average debt levels, the Company terminated $100.0 million of interest rate swap agreements and assigned to a third party a $50.0 million interest rate swap agreement that hedged fixed-rate liabilities for floating rates. Additionally, the Company terminated $50.0 million and assigned to a third party $50.0 million of interest rate swap agreements that hedge floating-rate liabilities for fixed rates. The Company also terminated a $25.0 million one-way floating-rate swap transaction. These 1993 transactions resulted in a net gain of $.4 million that was included in other (income) expense, net. At year-end 1993, the Company had $100.0 million of interest rate swaps that hedge floating-rate liabilities for fixed rates.

In 1992, the Company terminated $150.0 million of swap agreements for a net loss of $5.6 million, included in other (income) expense, net.

Other

The weighted average interest rate on short-term borrowings outstanding at year-end 1994 and 1993 was 19.0 percent and 20.4 percent, respectively. These rates were relatively high in 1994 and 1993 as approximately 65 percent and 69 percent of the short-term borrowings balance outstanding at the end of 1994 and 1993, respectively, were related to borrowings in Eastern Europe, where the average interest rate was substantially higher than other Company borrowings.

Note 7
COMMITMENTS AND CONTINGENCIES

The Company has forward currency contracts to buy the aggregate equivalent of $124.4 million of the following foreign currencies: Netherlands Guilders, Italian Lire, British Pounds, Finnish Markkaa, French Francs, German Marks, Swiss Francs and Belgian Francs to hedge currency exposures resulting from intercompany transactions.

COMMITMENTS AND CONTINGENCIES

The Company has forward currency contracts to sell the aggregate equivalent of $530.9 million of the following foreign currencies: Japanese Yen, Swedish Kroner, Spanish Pesetas, Norwegian Kroner, Netherlands Guilders, Italian Lire, British Pounds, Finnish Markkaa, French Francs, Danish Kroner, German Marks, Swiss Francs and Belgian Francs. These contracts hedge currency exposures resulting from sourcing operations as well as net investment positions, intercompany royalties and dividend payments. In addition, the Company has Belgian Franc forward currency contracts to sell the aggregate equivalent of $132.5 million of the following foreign currencies: German Marks, French Francs, British Pounds, Greek Drachma, Italian Lire, Netherlands Guilders, Spanish Pesetas and Swedish Kroner. These contracts hedge currency exposures resulting from intercompany receivables and payables.

These contracts are at various exchange rates and expire at various dates through 1996.

In addition, the Company has the right to sell Japanese Yen for $10.0 million. This contract expires March 1995 and hedges the Company's net investment in its Japanese affiliate.

Realized and unrealized transaction losses on these contracts included in other (income) expense, net in 1994 were $21.1 million and $19.0 million, respectively.

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

Note 8
FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts of certain financial instruments have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of the Company's financial instruments, on the balance sheet, at November 27, 1994 and November 28, 1993 are as follows:

                                                          1994                   1993
                                                 --------------------   ---------------------
                                                            Estimated              Estimated
                                                 Carrying     Fair      Carrying      Fair
                                                  Value       Value      Value       Value
                                                 --------   ---------   --------   ----------
                                                                   (000's)
 Long-term debt                                  $  7,186    $  7,186    $80,536    $ 80,536
 Common stock:
   Employee Stock Purchase and Award
     Plan (ESAP)                                   49,655      57,770     33,505      34,297
   Management Liquidity Program                   138,587     138,587         --          --


Off-balance sheet financial instruments:
 Interest rate swap agreements (gain)/
   loss position                                       --          --         --       9,729
 Foreign exchange forward contracts (gain)/
   loss position                                       --      20,744         --     (20,133)
 Foreign exchange option contracts (gain)/
   loss position                                       --          --         --        (293)

Quoted market prices or dealer quotes are used to determine the estimated fair value of the majority of interest rate swap agreements, forward exchange contracts and option contracts. Other techniques, such as the discounted value of future cash flows, replacement cost, and termination cost have been used to determine the estimated fair value for long term debt and the remaining financial instruments. The estimated fair value of the ESAP and management liquidity program common stock is based on the latest valuation of Class E common stock.

The carrying values of cash and cash equivalents, trade receivables, current assets, current maturities of long-term debt, short-term borrowings, taxes and dividends payable are assumed to approximate fair value. All investments mature in 90 days or less, therefore the carrying values are considered to approximate market value.

The fair value estimates presented herein are based on pertinent information available to the Company as of November 27, 1994 and November 28, 1993.
Although the Company is not aware of any factors that would substantially affect the estimated fair value amounts, such amounts have not been updated since that date and, therefore, the current estimates of fair value

FAIR VALUE OF FINANCIAL INSTRUMENTS

at dates subsequent to November 27, 1994 and November 28, 1993 may differ substantially from these amounts. Additionally, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

Note 9
LEASES

The Company is obligated under both capital and operating leases for facilities, office space and equipment.

At November 27, 1994, obligations under long-term leases are as follows:


                                                           Type of Lease
                                                        --------------------
                                                        Capital    Operating
                                                        -------    ---------
                                                              (000's)
Minimum Lease Payments:
 1995                                                   $ 3,718     $ 49,083
 1996                                                     1,082       43,323
 1997                                                     1,045       41,200
 1998                                                     1,044       35,819
 1999                                                     1,044       34,090
Remaining years                                          12,925       28,683
                                                        -------     --------

 Total minimum lease payments                            20,858     $232,198
                                                                    ========

Amount representing interest                             (8,331)
                                                        -------

 Present value of net minimum lease payments             12,527
Current maturities                                       (2,993)
                                                        -------

                                                        $ 9,534
                                                        =======

The total minimum lease payments on capital and operating leases have not been reduced by estimated future income of $14.8 million from noncancelable subleases.

In general, leases relating to real estate include renewal options of up to 20 years. Some leases contain escalation clauses relating to increases in operating costs. Certain operating leases provide the Company with an option to purchase the property after the initial lease term at the then-prevailing market value. Rental expense for 1994, 1993 and 1992 was $84.3 million, $75.1 million and $67.1 million, respectively.

Note 10
RETIREMENT PLANS

The Company has numerous non-contributory defined benefit retirement plans covering substantially all employees. It is the Company's policy to fund its retirement plans based on actuarial recommendations consistent with applicable laws and income tax regulations. Plan assets, which may be denominated in foreign currencies and issued by foreign issuers, are invested in a diversified portfolio of securities including stocks, bonds, real estate investment funds and cash equivalents. The weighted average expected long-term rate of return on assets is 9.0 percent. Benefits payable under the plans are based on either years of service or final average compensation.

The funded status of the plans, as of November 27, 1994 and November 28, 1993, reconciles with amounts recognized on the balance sheet as follows:


                                                        Plans in Which        Plans in Which Assets
                                                      Accumulated Benefits     Exceed Accumulated
                                                         Exceed Assets              Benefits
                                                      --------------------    ---------------------
                                                         1994         1993      1994         1993
                                                      ---------    ---------  --------    ---------
                                                                           (000's)
Actuarial present value of:
 Vested benefits                                       $119,998    $ 173,279    $ 71,996    $15,563
 Non-vested benefits                                      5,011       10,115       4,675        505
                                                       --------    ---------    --------    -------

Accumulated benefit obligation                          125,009      183,394      76,671     16,068
Impact of future salary increases                       112,598      114,476       4,489      3,602
                                                       --------    ---------    --------    -------

Projected benefit obligation                            237,607      297,870      81,160     19,670
Less plan assets at fair value                          145,640      158,073      91,917     27,546
                                                       --------    ---------    --------    -------

Plan assets less than (in excess of)
 projected benefit obligation                            91,967      139,797     (10,757)    (7,876)
Unrecognized net gain (loss) from
 plan experience                                        (47,590)    (100,590)     (3,547)     1,074
Unrecognized prior service cost                          (8,110)      (4,310)     (2,092)      (242)
Unrecognized net asset (liability)
 at transition                                          (12,381)     (13,514)      5,263      5,278
Adjustment required to recognize
 minimum liability                                        1,763       21,432          --         --
                                                       --------    ---------    --------    -------

Accrued (prepaid) pension cost                         $ 25,649    $  42,815    $(11,133)   $(1,766)
                                                       ========    =========    ========    =======

Unrecognized net liabilities at transition (established 1988) are being amortized primarily on a straight-line basis over 15 years. Past service costs are amortized on a straight line basis over the average remaining service period of employees expected to receive benefits.

RETIREMENT PLANS

The weighted average discount rate and the rate of increase in future compensation levels used to determine the actuarial present value of the projected benefit obligations for the plans were 8.0 percent and 7.0 percent, respectively, for 1994, 6.6 percent and 6.0 percent, respectively, for 1993 and
7.6 percent and 7.0 percent, respectively, for 1992. Changes in the discount rate and the rate of increase in future compensation levels used to measure the 1994 pension obligations resulted in increases to those obligations as compared to the prior year.

During 1994, the Company recorded a minimum liability of $1.8 million for one of its pension plans. The Company also recorded a corresponding intangible asset of $1.1 million and, since the required intangible asset exceeded the related prior service cost, an adjustment to stockholders' equity of $.7 million.

Net pension expense includes the following components:


                                                           1994       1993        1992
                                                         --------   ---------   --------
                                                                     (000's)

 Service cost of benefits earned during the period       $38,181    $ 29,225    $25,031
 Interest cost on the projected benefit obligations       22,169      18,722     14,673
 Gain on plan assets                                      (8,062)    (22,046)    (8,974)
 Net amortization and deferrals                              (63)     15,162      3,875
                                                         -------    --------    -------

 Net pension expense                                     $52,225    $ 41,063    $34,605
                                                         =======    ========    =======

Note 11
POSTRETIREMENT BENEFIT PLANS

The Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective November 29, 1993. The statement requires the Company to accrue postretirement benefits (other than pensions) over the period that an employee becomes fully eligible for benefits. Previously, the Company used a "pay-as-you-go" method whereby expenses were recorded as claims were incurred.

Upon adoption of SFAS No. 106, the Company recorded a one-time, non-cash charge against earnings of $402.3 million before taxes and $248.4 million after taxes. This transition obligation represents the actuarially determined value, at November 29, 1993, of the present value of the postretirement benefit obligation earned by retirees and employees in prior periods. The transition obligation was recorded in 1994 as a cumulative effect of a change in accounting principles, net of income tax effects, on the Consolidated Statements of Income.

The Company maintains two plans that provide postretirement defined benefits, principally health care benefits, to substantially all domestic retirees and their qualified dependents. These plans have been established with the intention and expectation that they will continue indefinitely.

POSTRETIREMENT BENEFIT PLANS

However, the Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. Under the Company's current policies, employees become eligible for these benefits when they reach age 55 with 15 years of credited service. The plans are contributory as well as containing certain cost-sharing features, such as deductibles and coinsurance. The plans also provide for reimbursement of Medicare Part B premiums to participants over age 65. The accounting for retiree health care benefits anticipates future cost-sharing changes to the written plan consistent with the Company's expressed intent to limit, over time, the Medicare Part B premium reimbursement to 50% of the annual increase in the premium cost. The Company's policy is to fund postretirement benefits as claims and premiums are paid.

Postretirement benefit costs for 1994, exclusive of the transition obligation, include the following components:


                                                           1994
                                                          -------
                                                          (000's)

Service cost of benefits earned during the period         $17,515
Interest cost on the accumulated benefits obligation       25,494
                                                          -------

Net Postretirement Benefit Costs                          $43,009
                                                          =======

The actuarial present value of the Accumulated Postretirement Benefits Obligation (APBO) and amounts recognized on the Company's Consolidated Balance Sheets at November 27, 1994 are as follows:


                                                           1994
                                                         --------
                                                         (000's)
APBO attributed to:
 Retirees                                                $163,542
 Fully eligible active participants                        43,792
 Other active participants                                145,969
                                                         --------
APBO                                                      353,303
Less plan assets at fair value                                 --
                                                         --------

APBO in excess of plan assets                             353,303
Unrecognized net gain                                      79,324
                                                         --------
Accrued postretirement benefit costs                     $432,627
                                                         ========

The discount rate used to determine the APBO was 8.0% and 6.5% at November 27, 1994 and November 29, 1993, respectively. An 11.9% and 5.9% annual rate of increase in the health care trend rate and Medicare Part B trend rate, respectively, was assumed for 1994, declining gradually to 5.0% and 2.5% by the year 2008 and remaining at that rate thereafter. A one

POSTRETIREMENT BENEFIT PLANS

percentage point increase in the assumed health care trend rate for each future year would have increased the service cost and interest cost components of net postretirement benefit costs by approximately $9.0 million and would have increased the APBO as of November 27, 1994 by approximately $66.1 million.

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

ESAP

Under the ESAP, eligible employees may invest up to 10 percent of their annual compensation, through payroll deductions, to directly purchase and hold shares of Class E common stock. Employee contributions are made on an after-tax basis. The Company may match 75 percent of the contributions made by employees in stock. Employees are always 100 percent vested in the Company match. Employees may elect to have their withholding taxes deducted from their match shares contributed by the Company. There are various put, call and first refusal rights associated with Class E common stock obtained through the ESAP. The ESAP generally prohibits all transfers of shares other than to the Company. Put rights associated with ESAP entitle participants to sell shares back to the Company in specified circumstances subject to certain restrictions and penalties. It also entitles the Company to buy back shares upon termination of the participant's employment. In all cases, shares are repurchased at the current appraised value of the shares during the semi-annual employee purchase periods. The intent of ESAP is to be a long-term investment plan and therefore the Company does not expect to repurchase large amounts of ESAP shares at any given time. See Note 20 for stock valuation information.

Shares held by participants of the ESAP are classified outside stockholders' equity due to the put rights attached to Class E common stock sold through the ESAP. The redemption value at the time of repurchase would be based on the latest valuation of Class E common stock.

EMPLOYEE INVESTMENT PLANS
ESAP (continued)

The following summary presents ESAP activity for the years ended November 27, 1994, November 28, 1993 and November 29, 1992:

                                                  Common      Additional
                                                  Stock    Paid-in Capital      Total
                                                  ------   ---------------   -----------
                                                                 (000's)

Balance at November 24, 1991                       $--        $    --         $    --
  Sale of Class E stock to ESAP
    (67,771 shares at $84 per share;
    34,166 shares at $122 per share)                10          9,851           9,861
  Company contribution of Class E stock
    to ESAP (44,802 shares at $84 per share;
    22,362 shares at $122 per share)                 7          6,485           6,492
                                                   ---        -------         -------

Balance at November 29, 1992                        17         16,336          16,353
  Sale of Class E stock to ESAP
    (27,797 shares at $116 per share;
    51,614 shares at $138 per share)/(1)/            8         10,331          10,339
  Company contribution of Class E stock
    to ESAP (18,578 shares at
    $116 per share; 33,758 shares at
    $138 per share)                                  5          6,808           6,813
                                                   ---        -------         -------

Balance at November 28, 1993                        30         33,475          33,505
  Sale of Class E stock to ESAP
    (30,233 shares at $114 per share;
    49,375 shares at $129 per share)/(1)/            8          9,849           9,857
  Company contribution of Class E stock
    to ESAP (16,234 shares at
    $114 per share; 34,433 shares at
    $129 per share)                                  5          6,288           6,293
                                                   ---        -------         -------

Balance at November 27, 1994                       $43        $49,612         $49,655
                                                   ===        =======         =======

- --------------------------
/(1)/ includes adjustment due to the reissuance of treasury stock purchased in 1993 and 1992, respectively

On January 18, 1995, employees under ESAP purchased 33,362 shares of Class E common stock from the Company, at $134 per share as determined by the valuation of an independent

EMPLOYEE INVESTMENT PLANS
ESAP (continued)

investment banking firm. The Company contributed 21,181 matching shares before taxes to these employees at a cost of approximately $2.8 million, which was included in fiscal 1994 compensation expense.

EIP/ELTIS

Under the qualified plans, eligible employees may contribute up to 10 percent of their annual compensation to various investment funds, including a fund that invests in Class E common stock. The Company may match 50 percent of the contributions made by employees to the fund that invests in Class E common stock. Effective for fiscal 1994 contributions, the Company may match 50 percent of the contributions made by employees to all funds maintained under the qualified plans. The additional compensation expense associated with this change was minimal.

Employees are always 100 percent vested in the Company match. The ELTIS also includes a company profit sharing provision with payments made at the sole discretion of the Board of Directors. The EIP allows employees a choice of either pre-tax or after-tax contributions. Employee contributions under the ELTIS are on a pre-tax basis only.

During 1994, certain assets of the EIP were transferred to, held by and under the control of a new trustee, Fidelity Management Trust Company. EIP participants may currently direct investments among a series of mutual funds offered under the EIP and managed by the new trustee. These mutual funds provide participants investment alternatives similar to those previously available under the EIP as well as increasing participant flexibility in managing their investments.

During 1994, the qualified plans collectively purchased 10,208 shares at $114 per share as determined by the valuation of an independent investment banking firm at the time of purchase. There were no shares purchased at $129 per share due to cash needs of the plan. In addition, the Company contributed 35,367 shares to these plans. It is anticipated that there may be similar cash requirements for both qualified plans in 1995.

During 1993, the qualified plans collectively purchased 47,351 shares and 14,436 shares at $116 and $138 per share, respectively, as determined by the valuation of an independent investment banking firm at the time of purchase (the $116 price was based on the independent valuation of $119 per share, less a $3 per share dividend paid after the valuation was issued but before the stock purchase). In addition, the Company contributed 38,263 shares to these plans. During 1992, the qualified plans purchased 35,997 shares and 13,283 shares at $84 and $122 per share, respectively, and the Company contributed 78,867 matching shares.

It is the Company's intent to have semi-annual sales of Class E common stock to the EIP, ELTIS and ESAP. However, the frequency of these sales may be dependent upon business and economic conditions.

EMPLOYEE INVESTMENT PLANS
EIP/ELTIS (continued)

On January 18, 1995, ELTIS purchased 2,109 shares of Class E common stock from the Company at $134 per share as determined by the valuation of an independent investment banking firm. There were no shares purchased from the EIP due to cash needs of the plan. In addition, the Company contributed 11,202 shares (which included a portion related to ELTIS profit sharing) to these plans at a cost of $1.5 million, which was included in fiscal 1994 compensation expense.

Home Office Cash Performance Sharing Plan

The Company has a Cash Performance Sharing Plan for all Home Office payroll employees that pays out based on a percentage of base salary and certain Company earnings criteria. Participants in the management incentive plan can receive up to 8 percent, while other Home Office employees can receive up to 12 percent, of their covered compensation (fiscal year salary and non-long-term performance plan bonus) under this plan. In 1995, the Company will implement a new performance and pay program replacing this program for salaried employees. (See Partners in Performance caption under Item 11 for additional information.)

The aggregate cost of providing all aspects of these plans, along with other savings and compensation plans in 1994, 1993 and 1992 were $52.2 million, $45.4 million and $46.0 million, respectively.

Note 13
MANAGEMENT INCENTIVE PLAN

The Company's Management Incentive Plan ("MIP") provides selected employees with incentive compensation and provides a tool for recruiting and retaining selected employees. Under the MIP, the Personnel Committee of the Board of Directors, as administrator of the MIP, may award discretionary cash payments to selected employees. Such awards are made on the basis of various factors, including profit levels, return on investment, salary grade and individual performance. The amounts charged to expense for the MIP in 1994, 1993 and 1992 were $15.8 million, $13.8 million and $12.8 million, respectively. This plan will be replaced by a new performance and pay program in 1995 (see Partners in Performance caption under Item 11 for additional information).

Note 14
LONG-TERM PERFORMANCE PLAN

The Company has a Long-Term Performance Plan ("LTPP"), to provide incentive and reward performance over time and potential future contributions, for certain directors, officers and key employees. Under this plan, a number of performance units are granted to each participant. The value assigned to each unit is based on the Company achieving a target performance measure over a three-year period, as determined by a committee of the Board of Directors. Awards are paid in one-third increments on the third, fourth and fifth anniversaries of the date of the grant. The amounts charged to expense for the plan in 1994, 1993 and 1992 were

LONG-TERM PERFORMANCE PLAN

$29.8 million, $25.7 million and $27.9 million, respectively. This plan will be replaced by a new performance and pay program in 1996 (see Partners in Performance caption under Item 11 for additional information).

Note 15
EXECUTIVE STOCK APPRECIATION RIGHTS PLAN

The Levi Strauss Associates Inc. Executive Stock Appreciation Rights Plan was established in 1992. A total of 90,000 stock appreciation rights (SARS) were granted in 1994 to certain executives at an initial grant value of $129 per SAR. These SARs vest over several years and become exercisable commencing in 1997.
In addition, stock based awards, based on a valuation of $129 per share, were granted to two of the five most highly compensated executive officers of the Company. These executives were given the choice to receive 40,000 SARs each or participate in a Class L stock purchase arrangement in which the Company would loan each of these two executives approximately $4.9 million to purchase Class L stock. These executives have until the end of April 1995 to make their decision.

Also during 1994, 17,000 stock appreciation rights granted in 1992 were forfeited. There were no SAR grants during 1993. A total of 114,000 SARs were granted in 1992 at an initial grant value of $84 per SAR. The 1992 SARs vest over several years and become exercisable commencing in 1995. The amounts charged to expense for the plan (net of forfeitures) in 1994, 1993 and 1992 were $1.8 million, $.9 million and $.5 million, respectively.

Note 16
STOCK OPTION PLAN

The Company has a 1985 Stock Option Plan (the "Plan") for Class L common stock under which options are granted at an exercise price determined on the date of grant by a committee of the Board of Directors. Options under the Plan expire ten years from the date of grant and become exercisable as determined by the committee.

During the fourth quarter of 1994, all outstanding options became subject to the terms of the management liquidity program (see Note 17).

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

The following summary presents stock option activity for the years ended November 29, 1992, November 28, 1993 and November 27, 1994:


                                                        Options      Exercise/Surrender
                                                      Outstanding          Price
                                                      ------------   ------------------

Outstanding at November 24, 1991                        1,424,872         $3.50 - 20.20
 Exercised                                               (532,368)        $3.50 - 20.20
 Surrendered                                             (392,755)        $3.50 - 20.20
                                                        ---------         -------------

Outstanding and exercisable at November 29, 1992          499,749         $   3.50
                                                        ---------         -------------
 No activity during 1993                                       --             --

Outstanding and exercisable at November 28, 1993          499,749         $   3.50
                                                        ---------         -------------
 No activity during 1994                                       --             --

Outstanding and exercisable at November 27, 1994          499,749         $   3.50
                                                        =========         =============

Note 17
MANAGEMENT LIQUIDITY PROGRAM

During 1994, the Board of Directors and stockholders approved a stock liquidity program (the "Liquidity Program") for management holders of Class L common stock. The Liquidity Program allowed the Company to enter into contracts with then-existing management holders of Class L common stock relating to in-service, employment separation-related and post-separation stock purchases. Holders of 1,047,280 shares of Class L common stock (including outstanding options) participate in this program. They may annually sell a specified amount of their stock to the Company, subject to certain limitations and conditions. The program also entitles the Company to purchase all of the shares held by a management holder at the time of separation from employment.

Participating shares were classified on the balance sheet "outside" of stockholders' equity due to the liquidity feature. As a result of this Liquidity Program, the Company incurred a pre-tax compensation expense for participating stock options and related exercise bonus of $6.0 million and $13.2 million, respectively, (based on the current appraised stock value of $134 per share).

MANAGEMENT LIQUIDITY PROGRAM

In addition, the Company reclassified common stock outside of stockholders' equity of approximately $138.6 million and recorded a reduction in stockholders' equity of approximately $132.6 million. Future changes in the stock valuation will result in periodic adjustments to compensation expense for participating stock options, participating share balances and retained earnings. Actual purchases of stock by the Company under the Liquidity Program will result in cash outflows.

Subsequent to year-end, the Company repurchased and subsequently retired 70,842 shares of management Class L common stock, pursuant to the Liquidity Program, at the current appraised stock value of $134 per share totaling $9.5 million.

Note 18
LONG-TERM EMPLOYEE RELATED BENEFITS

The components of long-term employee related benefits are as follows:

                                        1994       1993
                                      --------   --------
                                            (000's)
Postretirement medical benefits       $418,622   $     --
Workers' Compensation                  148,445    158,009
Other Deferred Employee Benefits       153,101    135,138
                                      --------   --------
                                      $720,168   $293,147
                                      ========   ========

Included in workers compensation are accrued expenses related to the Company's program that provides for early identification and treatment of employee injuries. During 1994, the Company reduced its Workers' Compensation expense by $85.9 million, which represents a reversal of previously estimated costs for years 1994 and prior. The reduction was due to the positive effects of new state workers' compensation legislation in Texas and the Company's safety programs and alternative manufacturing systems implementation. Other deferred employee benefits include accrued liabilities for the Company's long-term performance plan, deferred compensation, benefit restoration, pension and other plans.

Note 19
SERIES A AND SERIES B PREFERRED STOCK

During 1992, the Company redeemed for cash and permanently retired all outstanding shares of Series A preferred stock at $170 per share, for an aggregate of $82.3 million, plus accrued and unpaid dividends of $1.1 million. The Company used cash from operations to purchase the shares. Dividend distributions of $4.3 million were paid in 1992. During 1992, all shares of Series B preferred stock were redeemed and permanently retired during 1992 at $54 per share for an aggregate of $76.5 million, plus accrued and unpaid dividends of $3.2 million. Dividend distributions of $3.2 million were paid in 1992.

Note 20
COMMON STOCK
Restated Certificate of Incorporation

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

Currently, the Company has an authorized capital structure consisting of:
270,000,000 shares of common stock, par value $.10 per share, of which 100,000,000 shares are designated Class E common stock and 170,000,000 shares are designated Class L common stock; plus 10,000,000 shares of preferred stock, par value $1.00 per share. Class L common stock is subject to a stockholders' agreement (expiring in April 2001), which limits transfers of the shares. Additionally, management Class L stockholders are parties to contracts with the Company providing for in-service, employment separation-related and post-separation stock purchases (see Note 17 for information relating to the Management Liquidity Program). The outstanding shares of Class E common stock are subject to restrictions on transfer imposed by the EIP, ELTIS and ESAP.

Dividends

In November 1994, the Board of Directors declared a dividend of $.65 per share (totaling $.9 million), which was paid on December 15, 1994 to Class E stockholders of record on December 1, 1994. In June 1994, the Board of Directors declared a dividend of $.65 per share (totaling $.9 million), which was paid on August 31, 1994 to Class E stockholders of record on July 29, 1994. There were no dividends declared on Class L common stock during 1994.

On November 18, 1993, the Board of Directors declared a dividend of $.55 per share (totaling $.7 million), which was paid on December 15, 1993 to Class E stockholders of record on December 1, 1993. In June 1993, the Board of Directors declared a dividend of $.55 per share, for an aggregate of $.7 million, which was paid on August 27, 1993 to Class E stockholders of record on July 30, 1993. There were no dividends declared on Class L common stock during 1993.

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

COMMON STOCK
Dividends (continued)

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

Common Stock - Employee Investment Plans

Class E common stock held by participants of the ESAP (see Note 12) are classified outside stockholders' equity due to the put rights attached to ESAP Class E common stock sold. There were no Class E common shares offered for purchase to ESAP participants prior to 1992. The redemption amount of common stock sold through the ESAP represents the latest independent valuation of $134 per share.

Class E common stock is appraised, usually twice a year, by an independent investment banking firm. The latest appraised value of Class E common stock is used as the price for selling or repurchasing Class E common stock from the EIP and ELTIS trustee and ESAP participants. The latest appraised value of Class E common stock is also used as the value for Class L common stock, including participating shares of the Management Liquidity Program. The investment firm is instructed to value stock as though there had been a public trading market for the stock on the valuation date, and to not give consideration to an acquisition or control premium, or to a private market discount. There is, however, no assurance that the Company's stock would trade at the price determined through the independent investing banking firm valuation had there been a public trading market for the shares on the valuation date.

Common Stock - Management Liquidity Program

Participating Class L shares under the Management Liquidity Program (the Program) are classified outside stockholders' equity due to the liquidity feature under the Program (see Note 17). Program shares are shown on the balance sheet valued at the latest independent valuation of $134 per share.

Repurchase of Class L Common Stock

During the first quarter of 1994, the Company purchased 83,949 shares of Class L common stock, for a total of $9.6 million, held by certain management stockholders who left the

COMMON STOCK
Repurchase of Class L Common Stock (continued)

employment of the Company. The purchase price of $114 per share was the appraised value as determined by a valuation obtained in November 1993 from an independent investment banking firm for the Company's employee stock plans.

Note 21
RELATED PARTIES

See Item 13, Other Transactions, for related parties information.

Note 22
SUBSEQUENT EVENTS
Management Liquidity Program

During the first quarter of 1995, the Company repurchased and subsequently retired 70,842 shares of management Class L common stock, pursuant to the management liquidity program, at the current appraised stock value of $134 per share totaling $9.5 million (see Note 17).

Repayment of Dividend Notes

On December 15, 1994, the Company repaid its fourth and final series of dividend notes to Class L stockholders for an aggregate amount of $20.6 million, plus interest accrued of $1.9 million. (See Note 6 for additional information.)

Payment of Dividends

On December 15, 1994, the Company paid to Class E stockholders of record dividends of $.65 per share, for an aggregate amount of $.9 million. (See Note 20 for additional information.)

Declaration of Dividends

In February 1995, the Board of Directors declared a dividend of $.75 per share (for an aggregate amount of approximately $39.5 million), payable on March 15, 1995 to Class E and Class L stockholders of record on March 1, 1995.

Sale of Class E Common Stock to Employee Investment Plans

During January 1995, the Company's employee investment plans, collectively, purchased 35,471 shares of Class E common stock from the Company and the Company contributed 32,383 matching shares before taxes to these plans. (See Note 12 for additional information.)

Partners in Performance

In early 1995, the Company implemented a new performance and pay program, Partners in Performance. This program replaces the current cash performance sharing plan and management incentive plan in 1995 and will replace the long-term performance plan in 1996. The added cost of this plan is estimated to be an additional expense of approximately $5.0 million in 1995. (See Partners in Performance caption under Item 11 for additional information.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Levi Strauss Associates Inc.:

We have audited the accompanying consolidated balance sheets of Levi Strauss Associates Inc. (a Delaware corporation) and Subsidiaries as of November 27, 1994 and November 28, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended November 27, 1994, November 28, 1993 and November 29, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levi Strauss Associates Inc. and Subsidiaries as of November 27, 1994 and November 28, 1993, and the results of their operations and their cash flows for each of the three years in the period ended November 27, 1994, in conformity with generally accepted accounting principles.

As explained in Notes 3 and 11 to the Consolidated Financial Statements, effective November 29, 1993, the Company changed its method of accounting for income taxes and postretirement benefit plans.



                                                             ARTHUR ANDERSEN LLP

San Francisco, California,
January 19, 1995

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below identifies the current directors and executive officers of the Company, along with their offices, positions and ages.

NAME                                   AGE   OFFICE AND POSITION
- ----                                   ---   -------------------

Walter A. Haas, Jr./(1)//(2)/.......    79   Director, Honorary Chairman of the Board of
                                              Directors
Peter E. Haas, Sr./(1)//(2)/........    76   Director, Chairman of the Executive Committee of
                                              the Board of Directors
Robert D. Haas/(1)//(2)/............    52   Director, Chairman of the Board of Directors and
                                              Chief Executive Officer
Thomas W. Tusher/(2)/...............    53   Director, President and Chief Operating Officer
Angela Glover Blackwell/(2)//(3)/...    49   Director (Effective February 9, 1994)
Tully M. Friedman/(2)//(3)/.........    53   Director
James C. Gaither/(2)//(4)/..........    57   Director
Rhoda H. Goldman/(1)//(2)//(4)/.....    70   Director
Peter E. Haas, Jr./(1)//(2)//(3)/...    47   Director
F. Warren Hellman/(3)//(4)/.........    60   Director
James M. Koshland/(2)//(4)/.........    43   Director
Patricia Salas Pineda/(3)//(4)/.....    43   Director
Thomas J. Bauch.....................    51   Senior Vice President, General Counsel and Secretary
R. William Eaton, Jr................    51   Senior Vice President, Chief Information Officer
Donna J. Goya.......................    47   Senior Vice President, Human Resources
Peter A. Jacobi.....................    51   Senior Vice President, President of Levi Strauss
                                              International
George B. James.....................    57   Senior Vice President, Chief Financial Officer
Robert D. Rockey, Jr................    53   Senior Vice President, President of Levi Strauss
                                              North America

- --------------------------
/(1)/ Robert D. Haas is the son of Walter A. Haas, Jr.; Walter A. Haas, Jr. is the brother of Peter E. Haas, Sr. and Rhoda H. Goldman, and the uncle of Peter E. Haas, Jr.
/(2)/ Member, Corporate Ethics and Social Responsibility Committee
/(3)/ Member, Audit Committee
/(4)/ Member, Personnel Committee
Note: John F. Kilmartin retired December 5, 1993 and was replaced by Angela
      Glover Blackwell.

Directors are divided into three classes of equal number. All directors are and will be elected by holders of a majority of the outstanding shares of the Company entitled to vote in the election of directors. Stockholders vote separately for the election of directors in each class. The first class of directors consists of Mr. R. D. Haas, Mrs. Goldman, Ms. Blackwell and Mr. Friedman and the term of office expires at the 1996 annual meeting. The second class consists of Mr. P.E. Haas, Jr., Mr. W. A. Haas, Jr., Mr. Hellman and Ms. Pineda and the term of office expires at the 1997 annual meeting. The third class consists of Mr. Tusher, Mr. P. E. Haas,

Sr., Mr. Gaither and Mr. Koshland and the term of office expires at the 1995 annual meeting of stockholders.

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

Mr. W.A. Haas, Jr. is a trustee of the Business Enterprise Trust. He was formerly a director of UAL, Inc., United Airlines, Inc., BankAmerica Corporation and Bank of America, NT & SA. He was appointed to the National Commission on Public Service, is a former member of the Citizens Commission on Private Philanthropy and Public Need, a former member of the Trilateral Commission, a former trustee of the Ford Foundation and has served on the Presidential Advisory Council for Minority Enterprise. Mr. Haas is also owner and Managing General Partner of the Oakland Athletics.

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

Mr. P.E. Haas, Sr. is a former Associate of the Smithsonian National Board and a trustee and former Chairman of the Board of Trustees of the San Francisco Foundation. He is a former director of the Northern California Grantmakers, Crocker National Corporation and Crocker National Bank, and American Telephone and Telegraph Co. He is a former President of the United Way of the Bay Area, the Jewish Community Federation, Aid to Retarded Citizens and the Rosenberg Foundation and a former member of the Board of Governors of the United Way of America.

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

Mr. R.D. Haas is an active participant in business and community organizations and is currently Chairman of the Board of Directors of the Levi Strauss Foundation, a trustee of the Ford Foundation, an honorary trustee of the Brookings Institution and an honorary director of the San Francisco AIDS Foundation. He is also a member of the Conference Board, the Council on Foreign Relations, the Trilateral Commission, the Bay Area Council, the California Business Roundtable and a former Director of the American Apparel Association.

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

Mr. Tusher is a director of Cakebread Cellars and a former director of Great Western Financial Corporation and the San Francisco Chamber of Commerce. He is a member and former Chairman of the Walter A. Haas School of Business Advisory Board, University of California Berkeley and a member of the Bay Area Sports Hall of Fame Committee.

Angela Glover Blackwell, elected to the Board in February 1994, is the founder and former President of Urban Strategies Council, established in 1987. As of January 23, 1995, she assumed the vice-presidency of the Rockefeller Foundation in New York. Previously, she served as staff attorney and managing attorney for Public Advocates, Inc. and served on the board for Common Cause. Ms. Blackwell currently serves on the boards of the James Irvine Foundation, Children Now, the Center on Budget and Policy Priorities, the Foundation for Child Development and the Urban Institute. She also co-chairs the Commission for Positive Change in the Oakland Public Schools.

Tully M. Friedman, a director since 1985, has been a managing partner of the private investment firm of Hellman & Friedman since its inception in 1984. From 1979 until 1984, he was a general partner and, later, managing director of Salomon Brothers Inc. Currently, he is a director of Mattel, Inc., McKesson Corporation, Western Wireless Corporation, American President Companies, Ltd. and MobileMedia Corporation. He is a member of the Advisory Committee of Falcon Cable TV, a trustee and member of the Executive Committee of the American Enterprise Institute and a director of Stanford Management Company. He is a former President of the San Francisco Opera Association and a former Chairman of Mount Zion Hospital and Medical Center.

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

Johnson. Mr. Gaither is the former President of the Board of Trustees at Stanford University and is a member of the Board of Trustees of the Carnegie Endowment for International Peace and for The RAND Corporation. He was formerly Chairman of the Board of Trustees for the Center for Biotechnology Research and has served as Chairman of the Board of many educational and philanthropic organizations in the San Francisco Bay Area. Mr. Gaither is currently a director of Basic American Inc., the James Irvine Foundation and has served as a director of several other public and private companies.

Rhoda H. Goldman, a director since 1985, devotes substantial time to public service. She is a director of Mount Zion Health Systems and a former trustee of Mount Zion Medical Center of the University of California, San Francisco, Vice President of the Board of Governors of the San Francisco Symphony, a member of Foster McGaw Prize Committee, the Goldman Environmental Foundation, the Walter
A. Haas School of Business Advisory Board, University of California Berkeley, the ARCS Foundation and the Levi Strauss Foundation. She is past President of Congregation Emanu-El, San Francisco. Additionally, she is Chairperson of the Stern Grove Festival Association and has served as Chairperson of the Distribution Committee of the San Francisco Foundation and the Mayor's Holocaust Memorial Committee.

Peter E. Haas, Jr., a director since 1985, joined LS&CO. in 1972 as Director of the Minority Purchasing Program. He later transferred to LSI, where he held the positions of Manager of Financial Analysis, Inventory Planning Manager and General Merchandising Manager. He became a Vice President and General Manager in the Menswear Division in 1980, Director of Materials Management for Levi Strauss USA in 1982 and was Director of Product Integrity of The Jeans Company from 1984 to February 1989. Mr. P.E. Haas, Jr. is a former President of the Board of Trustees of Marin Academy and is President of the Board of Directors of the Red Tab Foundation. Additionally, he is director of the following Boards:
Vassar College, Levi Strauss Foundation, Novato Youth Center (former President), North Bay Bancorp and The Stern Grove Festival Foundation.

F. Warren Hellman, a director since 1985, has been a managing partner of the private investment firm of Hellman & Friedman since its inception in 1984. Previously, he was Managing Director of Lehman Brothers Kuhn Loeb, Inc. Mr. Hellman is currently a director of American President Companies, Ltd., Williams-Sonoma, Inc., Franklin Resources, Inc., Il Fornaio America Corporation, DN&E Walter Co., Children Now, Eagle Industries, Inc., Great America Management & Investment, Inc., The California Higher Education Policy Center and University of California San Francisco (UCSF) Foundation. He is a trustee of the Brookings Institution, a member of the University of California Berkeley Foundation and Honorary Lifetime Trustee of Mills College.

James M. Koshland, a director since 1985, is a partner of the law firm of Gray, Cary, Ware & Freidenrich, a Professional Corporation, Palo Alto, California, with which he has been associated since 1978. Mr. Koshland is Chairman of the Corporate and Securities Group and a member of the Executive Board of the firm. He is a director of the Giarretto Institute, the Foundation for the Future of Menlo-Atherton High School, the Senior Coordinating Council of the Palo Alto area, and the Executive Committee of the Board of Visitors of Stanford Law School.

Patricia Salas Pineda, a director since 1991, is General Counsel and Assistant Corporate Secretary of New United Motor Manufacturing, Inc., with which she has been associated since 1984. She is currently a trustee of Mills College and The RAND Corporation. She was formerly a member and served as President of the Port of Oakland Commission and was a former member of the KQED, Inc. Board of Directors and the San Francisco Ballet Association.

Thomas J. Bauch, Senior Vice President, General Counsel and Secretary, joined LS&CO. in 1977. He was named General Counsel in 1981, elected a Vice President of LS&CO. in 1982 and assumed his current position as Senior Vice President in 1985. Mr. Bauch has served on the Board of Governors of the Commonwealth Club and the Board of Visitors of the University of Wisconsin Law School. He has served on the Board of Directors of the Urban School of San Francisco, the American Corporate Counsel Association, the Medical Research Institute and as a legal advisor to the City of Belvedere and the Multicultural Alliance. He was Chairman of the Bay Area General Counsel Association in 1984.

R. William Eaton, Jr., Senior Vice President and Chief Information Officer, joined LS&CO. in 1978 as Manager of Information Systems. He became Vice President for Information Resources of LSI in 1983, was elected a Vice President of LS&CO. in 1986, was named Chief Information Officer in 1988 and assumed his current position of Senior Vice President in February 1989. Mr. Eaton is a former member of the Commonwealth Club and the King's Mountain Community Association.

Donna J. Goya, Senior Vice President, Human Resources, joined LS&CO. in 1970 and became the Director of Equal Employment Opportunity and Personnel Policy in 1980. She became Director of Employee Relations and Policy in 1983 and Vice President of Corporate Personnel in 1984. She was elected a Senior Vice President in 1986. Ms. Goya is a director of INROADS and is a member of the Human Resources Roundtable and the National Academy of Human Resources.

Peter A. Jacobi, President of Levi Strauss International, joined the Company in 1970 and was named President of the Youthwear Division in 1981. In 1984, he became Executive Vice President of the Jeans Company and was subsequently named President of the Men's Jeans Division. Mr. Jacobi became President of the European Division of LSI in 1988. In 1991, he assumed the position of President of Global Sourcing and was elected Senior Vice President. In 1993, he assumed his current position. Mr. Jacobi is past President of the South-West Apparel and Textile Manufacturers Association and also served on the Board of Directors for the Men's Fashion Association. He is a member of the Board of Directors of the Textile/Clothing Technology Corporation, Advisory Board to the University of Michigan School of Engineering and the U.C. Berkeley/St. Petersburg (Russia) School of Management Project.

George B. James, Senior Vice President and Chief Financial Officer, joined the Company and LS&CO. in 1985. From 1984 to 1985, he was Executive Vice President and Group President of Crown Zellerbach Corporation and from 1982 to 1984, he held the position of Executive Vice President and Chief Financial Officer of Crown Zellerbach Corporation. From 1972 to 1982, he was Senior Vice President and Chief Financial Officer of Arcata Corporation. Mr. James is a director of Basic Vegetable Products, Inc., Fiberboard Corp., the San Francisco Chamber of Commerce, the World Affairs Council, California Pacific Medical Center Foundation and the

Committee for Economic Development. In addition, he is a trustee of the San Francisco Ballet Association and serves as trustee for the Stern Grove Festival Association and the Zellerbach Family Fund.

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

                 ITEM 11.  DIRECTOR AND EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors of the Company who are also stockholders or employees of the Company do not receive any additional compensation for their services as director. Directors who are not stockholders or employees [Messrs. Kilmartin (before his retirement effective December 5, 1993) and Gaither and Mss. Blackwell and Pineda] receive approximately $36,000 in annual compensation during each of their first five years of service and, beginning in their sixth year of service, are expected to receive annual compensation of approximately $42,000. Such payments include an annual cash retainer of $30,000 for each of the first three years, $20,000 for the fourth year, $10,000 for the fifth year, and $6,000 thereafter. The payments also include fees of $500 per Board and Board committee meeting attended and award payments under the Company's Long-Term Performance Plan ("LTPP"). The amount of each type of payment varies depending on the year of service and the actual value of the LTPP units. Mr. Gaither and Mss. Blackwell and Pineda each received grants of 350 performance units under the LTPP in 1994. In 1994, Messrs. Gaither and Kilmartin and Ms. Pineda received payments under the LTPP of $99,894, $97,448 and $31,633, respectively. Directors who are not employees or stockholders also receive travel accident insurance while on Company business and are eligible to participate in a deferred compensation plan. (See LTPP and deferred compensation plan captions.)

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

F. Warren Hellman and Tully M. Friedman, directors of the Company, are general partners of Hellman & Friedman, an investment banking firm. Hellman & Friedman provides financial advisory services to the Company and received $300,407 for such services in 1994. At November 27, 1994 Messrs. Hellman and Friedman and their families and other partners of Hellman & Friedman beneficially owned an aggregate of 1,081,442 shares of Class L common stock. See Item 12, Security Ownership of Certain Beneficial Owners and Management, for additional information concerning Mr. Hellman's and Mr. Friedman's beneficial ownership of Class L common stock.

SUMMARY COMPENSATION TABLE FOR EXECUTIVE OFFICERS

The following table sets forth summary compensation information for 1994, 1993 and 1992 for each of the five most highly compensated executive officers of the
Company:

                                                                                                   Long Term
                                                                                                  Compensation
                                                                                            -------------------------

                                                   Annual Compensation                        Awards       Payouts
                                ---------------------------------------------------------   ----------   ------------
                                                                                            Securities                       All
                                                                             Other          Underlying                      Other
           Name and                                                          Annual             SARs         LTIP       Compensation
      Principal Position        Year/(1)/      Salary      Bonus/(2)/   Compensation/(3)/     (#)/(4)/   Payouts/(5)/       /(6)/
- -----------------------------   ---------   ------------   ----------   -----------------   ----------   ------------   ------------

Robert D. Haas                     1994       $1,044,184   $1,374,058       $       --              --     $1,356,521      $990,861
  Chairman of the Board and        1993          998,460    1,162,795               --              --        506,667       871,060
    Chief Executive Officer        1992          938,278    1,082,711        1,866,375              --             --       625,014

Thomas W. Tusher                   1994          709,852      785,953               --              --      1,196,220       465,924
  President, Chief Operating       1993          680,056      677,063               --              --        944,985       624,510
    Officer                        1992          647,093      642,003               --              --        626,970       480,384

George B. James                    1994          387,260      356,039               --              --        556,482       188,199
  Senior Vice President,           1993          369,292      313,231               --              --        481,539       160,633
  Chief Financial Officer          1992          352,463      287,650          965,538              --        355,935       107,172

Robert D. Rockey, Jr.              1994          406,419      447,043               --              --        521,830       240,240
  Senior Vice President,           1993          354,959      317,724               --              --        432,805       179,570
  President of Levi Strauss        1992          314,149      297,493          156,539          25,000        368,571       135,028
    North America

Peter A. Jacobi                    1994          336,156      376,656               --              --        543,386       234,186
  Senior Vice President,           1993          311,692      281,413               --              --        453,071       163,712
  President of Levi Strauss        1992          296,593      251,797          179,883          25,000        368,571       138,755
    International

____________________
/(1)/ Fiscal 1994 and 1993 each contained 52 weeks.  Fiscal year 1992 contained
      53 weeks.
/(2)/ Bonuses are paid pursuant to the Company's Management Incentive Plan
      ("MIP") and Cash Performance Sharing Plan. The bonuses include amounts based upon 1994, 1993 and 1992 performance that will be or were paid in 1995, 1994 and 1993, respectively (see Management Incentive Plan and Home Office Cash Performance Sharing Plan captions). Amounts paid to Mr. Haas relating to MIP bonuses were $1,197,500, $1,010,000 and $935,000 for 1994,
      1993 and 1992, respectively. Amounts paid to Mr. Haas relating to Cash Performance Sharing bonuses were $176,558, $152,795 and $147,711 for 1994, 1993 and 1992, respectively. Amounts paid to Mr. Tusher relating to MIP bonuses were $675,000, $580,000 and $545,000 for 1994, 1993 and 1992,
      respectively. Amounts paid to Mr. Tusher relating to Cash Performance Sharing bonuses were $110,953, $97,063 and $97,003 for 1994, 1993 and
      1992, respectively. Amounts paid to Mr. James relating to MIP bonuses were $300,000, $265,000 and $240,000 for 1994, 1993 and 1992, respectively.
      Amounts paid to Mr. James relating to Cash Performance Sharing bonuses were $56,039, $48,231 and $47,650 for 1994, 1993 and 1992, respectively.
      Amounts paid to Mr. Rockey, Jr. relating to MIP bonuses were $389,112, $271,188 and $254,651 for 1994, 1993 and 1992, respectively. Amounts paid to Mr. Rockey, Jr. relating to Cash Performance Sharing bonuses were $57,931, $46,536 and $42,842 for 1994, 1993 and 1992, respectively.
      Amounts paid to Mr. Jacobi relating to MIP bonuses were $327,250, $240,043 and $211,449 for 1994, 1993 and 1992, respectively. Amounts paid to Mr. Jacobi relating to Cash Performance Sharing bonuses were $49,406, $41,370 and $40,348 for 1994, 1993 and 1992, respectively.
/(3)/ Other annual compensation represents partial tax reimbursement cash bonuses related to certain stock option exercises under the 1985 Stock Option Plan (see 1985 Stock Option Plan caption).
/(4)/ See detail table under 1992 Stock Appreciation Rights Plan section.
/(5)/ Amounts are paid pursuant to the Company's Long-Term Performance Plan
      ("LTPP"). The LTPP amounts shown in the table include amounts based on LTPP units granted in 1989, 1990 and 1991 that were paid in 1992, 1993 and 1994 or deferred to later years (see LTPP caption).

/(6)/ All other compensation consists of amounts contributed under the Company's
      Employee Stock Purchase and Award Plan (ESAP) and amounts contributed under the Company's benefit restoration plans (BRP). The Internal Revenue Code (the "Code") limits the amount of benefits that may be paid under plans qualified by the Code. The BRP will pay any benefits that exceed such limitations. (See Benefits Plan section for more information about both plans.) Amounts contributed to Mr. Haas relating to ESAP were $165,295, $155,958 and $148,646 for 1994, 1993 and 1992, respectively.
      Amounts contributed to Mr. Haas relating to BRP were $825,566, $715,102 and $476,368 for 1994, 1993 and 1992, respectively. Amounts contributed to Mr. Tusher relating to ESAP were $103,808, $99,054 and $108,868 for 1994, 1993 and 1992, respectively. Amounts contributed to Mr. Tusher relating to BRP were $362,116, $525,456 and $371,516 for 1994, 1993 and 1992,
      respectively. Amounts contributed to Mr. James relating to ESAP were $52,403, $49,140 and $54,876 for 1994, 1993 and 1992, respectively.
      Amounts contributed to Mr. James relating to BRP were $135,796, $111,493 and $52,296 for 1994, 1993 and 1992, respectively. Amounts contributed to Mr. Rockey, Jr. relating to ESAP were $54,214, $47,424 and $47,420 for 1994, 1993 and 1992, respectively. Amounts contributed to Mr. Rockey, Jr. relating to BRP were $186,026, $132,146 and $87,608 for 1994, 1993 and
      1992, respectively. Amounts contributed to Mr. Jacobi relating to ESAP were $46,270, $42,072 and $34,746 for 1994, 1993 and 1992, respectively.
      Amounts contributed to Mr. Jacobi relating to BRP were $187,916, $121,640 and $104,009 for 1994, 1993 and 1992, respectively.

STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

1985 Stock Option Plan

In 1985, the Board of Directors of the Company adopted the 1985 Stock Option Plan (the "1985 Plan"). The 1985 Plan is administered by the Personnel Committee of the Board of Directors (the "Administrator"). A total of 5,000,000 shares of Class L common stock may be issued upon exercise of options under the 1985 Plan to eligible employees or non-employee directors of the Company selected by the Board. Options granted under the 1985 Plan are non-qualified stock options and expire ten years from the date of grant. The Board or the Administrator determines the exercise price, exercise schedule, the manner in which payment occurs and any provision for a cash bonus to be paid at or about the time of exercise of the option. In addition the administrator retains discretion, subject to plan limits, to modify the terms (e.g., acceleration or elimination of vesting requirements of outstanding options). There were no option grants during 1994 or 1993.

During 1994, the Board of Directors and stockholders approved a stock liquidity program for management holders of Class L common stock (including outstanding stock options). (See Management Liquidity Program caption under Item 13., Certain Relationships and Related Transactions.)

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

A total of 90,000 SARs were granted in 1994 to certain executives at an initial grant value of $129 per SAR. The 1994 grant of SARs vest and become exercisable over several years commencing in 1997. Twenty percent of these SARs will be exercisable in 1997, an additional 30 percent in 1998 and the remaining 50 percent in 1999. In addition, stock based awards, based on a valuation of $129 per share, were granted to Robert D. Rockey, Jr. and Peter A. Jacobi. These executives were given the choice to receive 40,000 SARs each or participate in a Class L stock purchase arrangement in which the Company would loan each of these two executives approximately $4.9 million to purchase Class L stock. These executives have until the end of April 1995 to make their decision.

Also during 1994, 17,000 SARs granted during 1992 were forfeited. There were no SAR grants during 1993.

A total of 114,000 SARs were granted in 1992 at an initial grant value of $84 per SAR. The 1992 grant of SARs vest and become exercisable over several years commencing in 1995. One-third of these SARs will be exercisable in 1995, one-third in 1996 and the remaining third in 1997.

The following table presents information for the year ended November 27, 1994 regarding aggregated options/SARs of executive officers of the Company listed in the Summary Compensation Table.

        Aggregated Option Exercises in Last Fiscal Year and Year-End Option/SAR Values
 -------------------------------------------------------------------------------------------

                                                               Number of       Dollar Value
                                                               Securities          of
                                                               Underlying      Unexercised
                                                               Unexercised     In-The-Money
                                                               Options/SARs    Options/SARs
                                                               at Year-End      at Year-End
                                  Number of                    ------------    --------------
                                    Shares
Name and                           Acquired     Dollar Value   Exercisable/     Exercisable/
Principal Position               on Exercise      Realized     Unexercisable   Unexercisable
- ------------------------------   ------------   ------------   -------------   --------------

Robert D. Haas                        --             --                  --                --
 Chairman of the Board and
  Chief Executive Officer

Thomas W. Tusher                      --             --          499,749/--    $65,217,245/--
 President, Chief Operating
   Officer

George B. James                       --             --                  --                --
 Senior Vice President,
 Chief Financial Officer

Robert D. Rockey, Jr.                 --             --           --/25,000     --/$1,250,000
 Senior Vice President,
 President of Levi Strauss
  North America

Peter A. Jacobi                       --             --           --/25,000     --/$1,250,000
 Senior Vice President,
 President of Levi Strauss
  International

LONG-TERM PERFORMANCE PLAN

The Company has a Long-Term Performance Plan ("LTPP") for outside directors, officers and other key employees, under which performance units are granted to each participant. The value assigned to each unit is determined at the discretion of the Personnel Committee of the Board of Directors. The performance unit value guidelines selected by the Personnel Committee with respect to existing grants are based on the Company's three-year cumulative net earnings before tax. Under such guidelines (which are subject to change by the Personnel Committee), the current forecast value of the units granted in 1994, 1993 and 1992 is $100, $220 and $220 per unit, respectively. The units vest and are paid in cash in one-third increments on the third, fourth and fifth anniversaries of the date of grant or the amounts can be deferred at the election of the participant. The Company will implement a new performance management and pay program replacing this program in 1996. (See Partners in Performance caption for additional information.)

The following table sets forth information relating to Long-Term Performance Plan units granted in 1994 for the executive officers of the Company listed in the Summary Compensation Table:

              Long-Term Performance Plan - Awards in Last Fiscal Year
- -----------------------------------------------------------------------------------------

                                                                     Estimated Future
                                                                         Payments
                                                                     Under Non-Stock
                                                                    Price-Based Plans
                                                                        /(3)//(4)/
                                                                   ----------------------
                                                 Performance or
                                    Number        Other Period
           Name and                of Units     Until Maturation    Dollar       Dollar
      Principal Position         Granted/(1)/    or Payout/(2)/    Threshold     Target
- ------------------------------   ------------   ----------------   ---------   ----------

Robert D. Haas                       14,000         3-5 years          $0      $1,400,000
 Chairman of the Board and
  Chief Executive Officer

Thomas W. Tusher                      8,000         3-5 years           0         800,000
 President, Chief Operating
   Officer

George B. James                       2,200         3-5 years           0         220,000
 Senior Vice President,
 Chief Financial Officer

Robert D. Rockey, Jr.                 3,000         3-5 years           0         300,000
 Senior Vice President,
 President of Levi Strauss
   North America

Peter A. Jacobi                       3,000         3-5 years           0         300,000
 Senior Vice President,
 President of Levi Strauss
  International

_________________
/(1)/ The basis for measuring long-term performance is a corporate three-year cumulative earnings performance calculation (e.g., an internal calculation of earnings from operations).
/(2)/ The units vest in three years and are paid out in cash in one-third increments payable in June 1997, June 1998 and June 1999.
/(3)/ Each LTPP unit is valued at $100.00 if the Company achieves a target level of corporate earnings performance over a three-year period. Performance above target levels will produce increases in award values. There is no cap on the award value; however, the award formula is directly related to the Company's earnings performance.
/(4)/ Under the terms of the LTPP, the Personnel Committee retains discretion, subject to plan limits, to modify the terms of outstanding awards to take into account the effect of unforeseen or extraordinary events and accounting changes.

MANAGEMENT INCENTIVE PLAN

The Company's Management Incentive Plan ("MIP") provides selected employees with incentive compensation and provides a tool for recruiting and retaining selected employees. Under the MIP, the Personnel Committee of the Board of Directors, as administrator of the MIP, may award discretionary cash payments to selected employees. Such awards are made on the basis of various factors, including profit levels, return on investment, salary grade and individual performance. In 1995, the Company will implement a new performance management and pay program replacing this program. (See Partners in Performance caption for additional information.)

HOME OFFICE CASH PERFORMANCE SHARING PLAN

The Company has a Cash Performance Sharing Plan for all Home Office payroll employees that pays out based on a percentage of base salary and certain Company earnings criteria. This cash plan was a transition program for 1991 and 1992 and was extended to 1994. Participants in the MIP can receive up to 8 percent, while other Home Office employees can receive up to 12 percent, of their covered compensation (fiscal year salary and non-LTPP bonus) under this plan. In 1995, the Company will implement a new performance management and pay program replacing this program for salaried employees. (See Partners in Performance caption for additional information.)

PARTNERS IN PERFORMANCE

In 1995, the Company will implement a new performance and pay program, Partners in Performance, for all salaried employees worldwide. This program was designed to align the objectives of all employees with the strategic objectives of the Company and interests of the Company shareholders.

To accomplish this goal, all eligible employees will have the opportunity to earn incentives, both short and long term. The short-term incentive plan will begin in 1995 and rewards performance measured by business unit and corporate financial results against pre-established targets. The long-term incentives will begin in 1996 and are based on a performance unit plan measured by a three-year cumulative earnings performance calculation and relative total shareholder return. Partners in Performance will replace the current management incentive plan, long-term incentive plan and cash performance sharing plan.

DEFERRED COMPENSATION PLAN

The Company has an unfunded Deferred Compensation Plan under which a selected group of employees may elect to defer receipt until termination of employment of up to 33 percent of their base salary and 100 percent of their bonus. The amounts deferred under this plan, plus interest, may be paid prior to termination in certain hardship circumstances specified in the plan. When electing to defer a bonus, eligible employees in certain salary grades may also elect to receive in-service payments of the deferred bonus in five annual installments. Additionally, amounts deferred under this plan are considered compensation covered for defined benefit pension purposes (see Home Office Pension Plan caption). The Company also maintains a similar deferred compensation plan for outside directors.

BENEFIT PLANS

Home Office Pension Plan

Generally, all Home Office payroll employees, including executive officers, participate in the Company's Home Office Pension Plan (the "Pension Plan") after completing one year of service. The Pension Plan, subject to Internal Revenue Service (IRS) limitations, provides pension benefits based on an individual's years of service and final average covered compensation

(generally, base salary plus bonuses awarded for the five consecutive fiscal years out of the individual's last ten years of service that produces the highest average). Contributions by the Company to the Pension Plan cannot be separately calculated for individual executive officers.

The following table shows the estimated annual benefits payable upon retirement under the Pension Plan, the benefit restoration plans and Deferred Compensation Plan to persons in various compensation and years-of-service classifications prior to mandatory offset of Social Security benefits:

                             Pension Plan Table
- -----------------------------------------------------------------------------------

                                              Years of Service
                         ----------------------------------------------------------
Remuneration                15         20          25           30           35
- ------------             --------   --------   ----------   ----------   ----------
 $  525,000              $157,500   $210,000   $  262,500   $  269,063   $  275,625
    600,000               180,000    240,000      300,000      307,500      315,000
    675,000               202,500    270,000      337,500      345,938      354,375
    750,000               225,000    300,000      375,000      384,375      393,750
    825,000               247,500    330,000      412,500      422,813      433,125
    900,000               270,000    360,000      450,000      461,250      472,500
    975,000               292,500    390,000      487,500      499,688      511,875
  1,050,000               315,000    420,000      525,000      538,125      551,250
  1,125,000               337,500    450,000      562,500      576,563      590,625
  1,200,000               360,000    480,000      600,000      615,000      630,000
  1,275,000               382,500    510,000      637,500      653,438      669,375
  1,350,000               405,000    540,000      675,000      691,875      708,750
  1,425,000               427,500    570,000      712,500      730,313      748,125
  1,500,000               450,000    600,000      750,000      768,750      787,500
  1,575,000               472,500    630,000      787,500      807,188      826,875
  1,650,000               495,000    660,000      825,000      845,625      866,250
  1,725,000               517,500    690,000      862,500      884,063      905,625
  1,800,000               540,000    720,000      900,000      922,500      945,000
  1,875,000               562,500    750,000      937,500      960,938      984,375
  1,950,000               585,000    780,000      975,000      999,375    1,023,750
  2,025,000               607,500    810,000    1,012,500    1,037,813    1,063,125
  2,100,000               630,000    840,000    1,050,000    1,076,250    1,102,500
  2,175,000               652,500    870,000    1,087,500    1,114,688    1,141,875
  2,250,000               675,000    900,000    1,125,000    1,153,125    1,181,250
- ------------------

The preceding table assumes retirement at the age of 65, with payment to the employee in the form of a single-life annuity. As of year-end 1994, the credited years of service for Messrs. R.D. Haas, Tusher, James, Rockey, Jr. and Jacobi were 21, 25, 9, 15 and 24, respectively. The 1994 compensation covered by the Pension Plan, benefit restoration plans and Deferred Compensation Plan for Messrs. R.D. Haas, Tusher, James, Rockey, Jr. and Jacobi was $2,206,979, $1,386,915, $700,491, $724,143, and $617,569, respectively. The 1994 compensation covered by the Pension Plan consists of fiscal year 1994 cash salary and 1993 bonus paid in 1994 (not including LTPP). These amounts correspond to the amounts on the Summary Compensation table (see Summary Compensation Table caption).

The Code limits the amount of pension benefits that may be paid under plans qualified under the Code such as the Pension Plan. The Company maintains separate unfunded benefit restoration plans (see the Benefit Restoration Plans caption) that will pay any retirement benefits under the Pension Plan that exceed such limitations. The five individuals named in the Summary Compensation Table are participants in the benefit restoration plans.

The Company has unfunded supplemental pension agreements with Messrs. Tusher and James which provide specific benefits upon retirement. The cost to the Company in 1994 of the agreements for Messrs. Tusher and James was $395,400 and $30,400, respectively.

Benefit Restoration Plans

The Company has two unfunded benefit restoration plans, the Supplemental Benefit Restoration Plan and the Excess Benefit Restoration Plan, collectively called the "BRP", that provide eligible employees with benefits that would have been payable from tax-qualified plans (both defined benefit and defined contribution) of the Company except for limitations imposed on such benefits under the Internal Revenue Code (the "Code"). The BRP also provides for the deferral of an eligible employee's current compensation to the extent that such compensation cannot be contributed to the Company's investment plans, due to these limitations, and the restoration of Company matching contributions that could not be credited under those plans as a result. All employees who are subject to such limitations are eligible to participate in the BRP. The BRP is administered by the Administrative Committee of the Retirement Plans.

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

Contracts with Management Holders of Class L Common Stock

The management liquidity program (the "Liquidity Program") was approved by the Board of Directors and stockholders in 1994. The Liquidity Program allows the Company to enter into contracts with management holders of Class L common stock relating to in-service, employment separation-related and post-separation stock purchases. This program allows participating management stockholders to annually sell a specified amount of their stock to the Company, subject to certain limitations and conditions. The program also entitles the Company to purchase all of the shares held by a management holder at the time of separation from employment. (See Management Liquidity Program caption under Item 13., Certain Relationships and Related Transactions.)

                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 16, 1995, certain information with regard to the beneficial ownership of Class L common stock and Class E common stock by each person who beneficially owns more than 5 percent of these outstanding shares, each of the directors, each of the five most highly compensated executive officers and all directors and executive officers of the Company as a group. The business address of all persons listed is 1155 Battery Street, San Francisco, California 94111.

                                                  Additional Number
                                                  of Shares in Which
                                                   Voting Rights or
Name of Individual                                Investment Powers                      Percentage
or Number of                       Number of       Exist or May Be                        of Shares
Persons in Group                 Shares Owned      Deemed to Exist        Total       Outstanding/(1)/
- -----------------------------   ---------------   -----------------     ----------    ----------------

Robert D. Haas                  3,801,060/(2)/        392,070/(3)/        4,193,130          7.97
Thomas W. Tusher                   97,147/(4)/        499,749/(5)/          596,896          1.13
Peter E. Haas, Sr.              8,754,426/(6)/      2,961,967/(7)/       11,716,393         22.27
Walter A. Haas, Jr.             3,741,116             600,000/(8)/        4,341,116          8.25
Angela Glover Blackwell                --                  --                    --            --
Tully M. Friedman                 352,100/(9)/         90,000/(10)/         442,100            --
James C. Gaither                       --                  --                    --            --
Rhoda H. Goldman                3,722,697/(11)/            --             3,722,697          7.08
Peter E. Haas, Jr.              4,493,688/(12)/        11,709/(13)/       4,505,397          8.56
F. Warren Hellman                 574,742/(14)/       402,000/(15)/         976,742          1.86
James M. Koshland/(16)/            45,000              96,000/(17)/         141,000            --
Patricia Salas Pineda                  --                  --                    --            --
Frances K. Geballe              2,739,760/(18)/            --             2,739,760          5.21
Josephine B. Haas               3,467,424/(19)/     2,225,294/(20)/       5,692,718         10.82
Miriam L. Haas                  3,000,200/(21)/            --             3,000,200          5.70
Margaret E. Jones               2,895,710/(22)/            --             2,895,710          5.50
Daniel E. Koshland, Jr.         2,865,744                 152/(23)/       2,865,896          5.45
Peter A. Jacobi                    23,956/(24)/            --                23,956            --
George B. James                    77,803/(25)/            --                77,803            --
Robert D. Rockey, Jr.              18,070                  --                18,070            --

Directors and executive
  officers of the
  Company as a group
  (18 persons)/(26)//(27)/     25,816,686           5,053,495            30,870,181         58.67

- -----------
Note: Class E common stock represents 3 percent of all outstanding common stock. Employees of the Company may invest in Class E common stock under the Company's employee investment plans. The Boston Safe Deposit and Trust Company, trustee for the Company's qualified stock investment plans, holds approximately 69 percent of all outstanding Class E common stock. The business address for the Boston Safe Deposit and Trust Company is 1 Cabot Road, Mail Zone WTO4G, Medford, Massachusetts, 02155-5158. See Employee Investment Plan caption under Item 11.
/ (1)/ The percentage of shares outstanding is not shown for those amounting to less than one percent.
/ (2)/ Includes 526,674 shares owned by the spouse and daughter of Mr. Haas and by trusts for the benefit of his daughter. Mr. Haas disclaims beneficial ownership of such shares.

/ (3)/ Mr. Haas, as trustee, has sole voting and investing power with respect to these shares. These shares are held by a trust for the benefit of Mr. Haas' nieces and nephews. Mr. Haas disclaims beneficial ownership of such shares.
/ (4)/ Does not include 158,996 shares held by a trust for the benefit of the sons of Mr. Tusher. Mr. Tusher has neither voting nor investing powers with respect to such shares.
/ (5)/ Represents shares subject to presently exercisable options.
/ (6)/ Does not include 3,000,200 shares owned by Miriam L. Haas, the spouse of
       Mr. Haas.  Mr. Haas disclaims beneficial ownership of such shares.
/ (7)/ Includes 2,903,167 shares in which Mrs. Josephine B. Haas has sole investing power and Mr. Haas has sole voting rights; and 58,800 shares held in trusts for the benefit of his grandnieces and grandnephew in which Mr. Haas has sole voting and investing power. Mr. Haas disclaims beneficial ownership of such shares.
/ (8)/ Represents shares owned by the Evelyn and Walter Haas, Jr. Fund in which
       Mr. Haas has shared voting and investing powers.
/ (9)/ Does not include 4,600 shares held by a trust for the benefit of Mr.
       Friedman's stepson. Mr. Friedman does not have voting or investing powers with respect to such shares and disclaims beneficial ownership of such shares.
/(10)/ Represents shares in which Mr. Friedman has sole voting and investing powers. These shares are held by the Friedman Family Partnership for the benefit of Mr. Friedman's daughter and stepson and Cherry Street Partners for the benefit of Mr. Friedman's former spouse. Mr. Friedman disclaims beneficial ownership of such shares.
/(11)/ Includes 1,000,000 shares owned by Mrs. Goldman's spouse. Mrs. Goldman disclaims beneficial ownership of such shares. Does not include 2,891,267 shares held by trusts for the benefit of Mrs. Goldman's children, grandchildren and great-grandchildren. Mrs. Goldman neither has voting nor investing rights with respect to such shares.
/(12)/ Includes 2,371,872 shares held by trusts for the benefit of Mr. Haas' children and 150,000 shares held by Peter E. Haas and Joanne C. Haas Charitable Annuity Lead Trust and 102 shares by the spouse of Mr. Haas. Mr. Haas disclaims beneficial ownership of such shares.
/(13)/ Represents shares held by a trust for the benefit of Michael S. Haas in which Mr. Haas has sole voting and investing powers. Mr. Haas disclaims beneficial ownership of such shares.
/(14)/ Mr. Hellman's shares are held in trusts.
/(15)/ Mr. Hellman has voting and investing powers with respect to these shares which are held by a trust for the benefit of the daughter of Robert D. Haas. Mr. Hellman disclaims beneficial ownership of such shares.
/(16)/ James M. Koshland is the son of Daniel E. Koshland, Jr.
/(17)/ Represents shares held by trusts for the benefit of James M. Koshland's children. Mr. Koshland disclaims beneficial ownership of such shares. /(18)/ Includes 333,000 shares owned by the spouse of Mrs. Geballe. Mrs.
       Geballe disclaims beneficial ownership of such shares.
/(19)/ Includes 2,903,167 shares in which Mrs. Haas has sole investing powers and Mr. Peter E. Haas, Sr. has sole voting rights.
/(20)/ Includes 1,447,855 shares in which Mrs. Haas has shared voting and investing powers and 777,439 shares in which Mrs. Haas has sole voting and investing powers. These shares are held by trusts for the benefit of the son and daughter of Mrs. Haas. Mrs. Haas disclaims beneficial ownership of such shares.
/(21)/ Does not include 8,754,426 shares owned by Peter E. Haas, Sr., the spouse of Mrs. Haas. Mrs. Haas disclaims beneficial ownership of such shares. /(22)/ Margaret E. Jones is the daughter of Peter E. Haas, Sr. and Josephine B.
       Haas.
/(23)/ Represents shares owned by The Koshland Foundation in which Mr. Koshland has sole voting rights.
/(24)/ Includes 9,300 shares held by trusts for the benefit of Mr. Jacobi's children.
/(25)/ Includes 63,096 shares held by The James Family Trust and 11,600 shares held by The James Family Limited Partnership in which Mr. James shares voting and investing powers.
/(26)/ Includes 499,749 shares subject to presently exercisable options.
/(27)/ As of January 16, 1995, the Company has 203 and 1,204 record owners of
       Class L and Class E common stock, respectively.

Holders of and Transfer Restrictions on Common Stock.

There is no trading market for outstanding shares of Class E and Class L common stock. The outstanding shares of Class E common stock are currently held by the trustee of the ELTIS and EIP and by certain employees under the ESAP. Class E common stock is subject to certain restrictions on transfer as provided in the various employee plans. See the Employee Investment Plans caption under Item 11 for additional information. Class L common stock is primarily held by members of the families of certain descendants of the Company's founder and certain members of the Company's Board of Directors and management. Under a stockholder agreement that expires in April 2001, transfer of Class L common stock is prohibited except to certain transferees, specified members of the stockholder's family, trusts, charities or other Class L stockholders. Additionally, management Class L stockholders are parties to contracts with the Company providing for in-service, employment separation-related and post-separation stock purchases (see Management Liquidity Program caption under Item 13., Certain Relationships and Related Transactions).

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT LIQUIDITY PROGRAM

During 1994, the Board of Directors and stockholders approved a stock liquidity program (the "Liquidity Program") for management holders of Class L common stock. The Liquidity Program allowed the Company to enter into contracts with then-existing management holders of Class L common stock relating to in-service, employment separation-related and post-separation stock purchases. Holders of 1,047,280 shares of Class L common stock (including outstanding options) participate in this program. They may annually sell a specified amount of their stock to the Company, subject to certain limitations and conditions. The program also entitles the Company to purchase all of the shares held by a management holder at the time of separation from employment.

Participating shares were classified on the balance sheet "outside" of stockholders' equity due to the liquidity feature. As a result of this Liquidity Program, the Company incurred a pre-tax compensation expense for participating stock options and related exercise bonus of $6.0 million and $13.2 million, respectively, (based on the current appraised stock value of $134 per share). In addition, the Company reclassified common stock outside of stockholders' equity of approximately $138.6 million and recorded a reduction in stockholders' equity of approximately $132.6 million. Future changes in the stock valuation will result in periodic adjustments to compensation expense for participating stock options, participating share balances and retained earnings. Actual purchases of stock by the Company under the Liquidity Program will result in cash outflows.

The following table presents information as of November 27, 1994 regarding the interests of the five most highly compensated executive officers of the Company in the Management Liquidity Program. The value of the shares listed were calculated using the most recent valuation by Morgan Stanley & Co. Incorporated ($134 per share as of November 18, 1994).

          Name and
      Principal Position         Number of Shares      Value
- ------------------------------   ----------------   ------------

Robert D. Haas                           --                   --
 Chairman of the Board and
  Chief Executive Officer

Thomas W. Tusher                    749,749/(1)/    $100,466,366
 President, Chief Operating
   Officer

George B. James                      84,129           11,273,286
 Senior Vice President,
 Chief Financial Officer

Robert D. Rockey, Jr.                15,540            2,082,360
 Senior Vice President,
 President of Levi Strauss
  North America

Peter A. Jacobi                      18,688            2,504,192
 Senior Vice President,
 President of Levi Strauss
  International

___________
/(1)/ This amount includes outstanding options held by Mr. Tusher to purchase
      499,749 shares.  Those shares, if acquired, are subject to the Program.

Subsequent to year-end, the Company repurchased and subsequently retired 70,842 shares of management Class L common stock, pursuant to the Liquidity Program, at the current appraised stock value of $134 per share totaling $9.5 million.

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

OTHER TRANSACTIONS

Rhoda H. Goldman is a director of the Company; her son, John Goldman, is the controlling person of Richard N. Goldman and Company (RNG), which acts as an insurance broker for the Company. In 1994, the Company paid RNG approximately $380,625 in fees and commissions for the placement of insurance programs. RNG's insurance programs represent approximately 55 percent of worldwide annual premiums paid by the Company for 1994 property casualty coverage, not including workers' compensation coverage. The Company believes the premiums paid to RNG are competitive. At November 27, 1994, Rhoda H. Goldman had no equity interest in RNG and beneficially owned 3,725,007 shares of the Company's Class L common stock.

James C. Gaither is a partner of the law firm of Cooley, Godward, Castro, Huddleson & Tatum. Cooley, Godward, Castro, Huddleson & Tatum provided legal services to the Company in 1994. James M. Koshland is a partner of the law firm of Gray, Cary, Ware & Freidenrich. Gray, Cary, Ware & Freidenrich provided legal services to the Company in 1994.

See Compensation Committee Interlocks and Insider Participation under Item 11 for additional information.

                                    PART IV

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K






(a)(1)  FINANCIAL STATEMENTS
        Consolidated Statements of Income, Years Ended November 27, 1994, November 28, 1993 and November 29, 1992

        Consolidated Balance Sheets, November 27, 1994 and November 28, 1993

        Consolidated Statements of Stockholders' Equity, Years Ended November 27, 1994, November 28, 1993 and November 29, 1992

        Consolidated Statements of Cash Flows, Years Ended November 27, 1994, November 28, 1993 and November 29, 1992

        Notes to Consolidated Financial Statements

        Report of Independent Public Accountants

   (2)  FINANCIAL STATEMENT SCHEDULES
        II  Reserves

        All other schedules have been omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

   (3)  MANAGEMENT CONTRACTS AND COMPENSATORY ARRANGEMENTS
        1985 Stock Option Plan and forms of related agreements, exhibit 10a.

        Long Term Performance Plan, exhibit 10b.

        Management Incentive Plan, exhibit 10c.

        Levi Strauss Associates Inc. Excess Benefit Restoration Plan, exhibit
        10d.

        Levi Strauss Associates Inc. Supplemental Benefit Restoration Plan,
        exhibit 10e.

        Amendment dated February 9, 1993 to the Levi Strauss Associates Inc. Excess Benefit Restoration Plan and Levi Strauss Associates Inc. Supplemental Benefits Restoration Plan, exhibit 10f.

        Levi Strauss Associates Inc. Deferred Compensation Plan for Executives (as amended and restated through August 22, 1994), exhibit 10g.

        Amendment and Restatement dated August 22, 1994 to the Levi Strauss Associates Inc. Deferred Compensation Plan for Executives, exhibit 10h.

        Revised Home Office Pension Plan of Levi Strauss Associates Inc.,
        exhibit 10j.

        Amendment dated November 22, 1994 to the Revised Home Office Pension Plan, exhibit 10k.

        Revised Employment Retirement Plan and December 20, 1991 Amendment thereto, exhibit 10l.

        Amendment dated January 10, 1995 to the Revised Employee Retirement Plan, exhibit 10m.

        Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., exhibit 10p.

        Amendments dated August 5, 1992, March 31, 1992 and January 1, 1992 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., exhibit 10q.

        Amendment dated February 9, 1993 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., exhibit 10r.

        Amendment effective as of March 1, 1993 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., exhibit 10s.

        Supplemental Pension Agreement dated April 16, 1985 between Levi Strauss & Co. and Thomas W. Tusher, exhibit 10y.

        Supplemental Pension Agreement dated November 12, 1985 between Levi Strauss & Co. and George B. James, exhibit 10z.

        Letter Agreement dated August 29, 1985 between the Company and Thomas W. Tusher, exhibit 10aa.

        Home Office Cash Performance Sharing Plan of Levi Strauss Associates Inc., exhibit 10cc.

        Levi Strauss Associates Inc. 1992 Executive Stock Appreciation Rights Plan, exhibit 10ee.

        Form of Stock Purchase Agreement between Levi Strauss Associates Inc. and Individual Management Holder of Class L common stock, exhibit 10jj.

        Form of Manager Family Member Stock Purchase Agreement between Levi Strauss Associates Inc. and Thomas W. Tusher, exhibit 10kk.

        Form of Manager Family Member Stock Purchase Agreement between Levi Strauss Associates Inc. and George B. James, exhibit 10ll.

        Partners in Performance Annual Incentive Plan of Levi Strauss Associates Inc. and Subsidiaries, exhibit 10mm.

        Partners in Performance Long-Term Incentive Plan of Levi Strauss Associates Inc. and Subsidiaries, exhibit 10nn.

   (4)  EXHIBITS
        3a Restated Certificate of Incorporation, incorporated by reference from Exhibit 4 of Form 10-Q filed with the Securities and Exchange Commission on April 13, 1993.

        3b  Amended By-Laws of the Company, incorporated by reference from
            Exhibit 3b of Form 10-K filed with the Securities and Exchange Commission on February 20, 1992.

        4a Form of Series D dividend note, dated as of December 15, 1992, among the Company and note holders, incorporated by reference from Exhibit 4d of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

        4b Form of Class L Stockholders' Agreement, incorporated by reference from Exhibit (c)(5) of the Company's Issuer Tender Offer Statement on Schedule 13E-4, including all amendments thereto, initially filed with the Securities and Exchange Commission on March 4, 1991.

        4c Restated Credit Agreement, dated March 17, 1994, among the Company, Levi Strauss & Co., Bank of America N.T. & S.A. and other financial institutions named therein, incorporated by reference from Exhibit 4 of Form 10-Q filed with the Securities and Exchange Commission on April 11, 1994.

        4d Amended and Restated Agreement of Master Trust effective as of May 1, 1989 between Levi Strauss Associates Inc. and Boston Safe Deposit and Trust Company, incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10a 1985 Stock Option Plan and forms of related agreements, incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10b  Long Term Performance Plan, incorporated by reference from Exhibit
            10.7 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10c  Management Incentive Plan, incorporated by reference from Exhibit
            10.12 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10d Levi Strauss Associates Inc. Excess Benefit Restoration Plan, incorporated by reference from Exhibit 10e of Form 10-K filed with the Securities and Exchange Commission on February 20, 1992.

       10e Levi Strauss Associates Inc. Supplemental Benefit Restoration Plan, incorporated by reference from Exhibit 10f of Form 10-K filed with the Securities and Exchange Commission on February 20, 1992.

       10f Amendment dated February 9, 1993 to the Levi Strauss Associates Inc. Excess Benefit Restoration Plan and Levi Strauss Associates Inc. Supplemental Benefits Restoration Plan, incorporated by reference from Exhibit 10d of Form 10-Q filed with the Securities and Exchange Commission on July 13, 1993.

       10g Levi Strauss Associates Inc. Deferred Compensation Plan for Executives (as amended and restated through August 22, 1994), incorporated by reference from Exhibit 10b of Form 10-Q filed with the Securities and Exchange Commission on October 11, 1994.

       10h Amendment and Restatement dated August 22, 1994 to the Levi Strauss Associates Inc. Deferred Compensation Plan for Executives.

       10i Deferred Compensation Plan for Outside Directors, incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10j Revised Home Office Pension Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10j of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

       10k Amendment dated November 22, 1994 to the Revised Home Office Pension Plan.

       10l  Revised Employee Retirement Plan, incorporated by reference from
            Exhibit 10k of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

       10m Amendment dated January 10, 1995 to the Revised Employee Retirement Plan.

       10n Levi Strauss Associates Inc. Retirement Plan for Over the Road Truck Drivers and Dispatchers, incorporated by reference from Exhibit 10l of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

       10o Levi Strauss & Co. Supplemental Unemployment Benefit Plan and related amendments, incorporated by reference from Exhibit 10m of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

       10p Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 24, 1991 (Reg. No. 33-41332).

       10q Amendments dated August 5, 1992, March 31, 1992 and January 1, 1992 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10q of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

       10r Amendment dated February 9, 1993 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10a of Form 10-Q filed with the Securities and Exchange Commission on July 13, 1993.

       10s Amendment effective as of March 1, 1993 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10e of Form 10-Q filed with the Securities and Exchange Commission on July 13, 1993.

       10t Levi Strauss Associates Inc. Employee Long-Term Investment and Savings Plan, incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 1990 (Reg. No. 33-33415), with amendments incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 31, 1991 (Reg. No. 33-40947).

       10u Amendments dated July 21, 1992 and March 31, 1992 to the Levi Strauss Associates Inc. Employee Long-Term Investment and Savings Plan, incorporated by reference from Exhibit 10s of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

       10v Amendment dated February 9, 1993 to the Levi Strauss Associates Inc. Employee Long-Term Investment and Savings Plan, incorporated by reference from Exhibit 10c of Form 10-Q filed with the Securities and Exchange Commission on July 13, 1993.

       10w Amendment dated September 26, 1994 to the Levi Strauss Associates Inc. Employee Long-Term Investment and Savings Plan.

       10x  Employee Investment Plan of Levi Strauss Associates Inc.

       10y Supplemental Pension Agreement dated April 16, 1985 between Levi Strauss & Co. and Thomas W. Tusher, incorporated by reference from
            Exhibit 10.13 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10z Supplemental Pension Agreement dated November 12, 1985 between Levi Strauss & Co. and George B. James, incorporated by reference from
            Exhibit 10.14 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

      10aa Letter Agreement dated August 29, 1985 between the Company and Thomas W. Tusher, incorporated by reference from Exhibit 10.15 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

      10bb Agreement dated as of May 1, 1989 between the Company and Boston Safe Deposit and Trust Company, incorporated by reference from
            Exhibit 10.17 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

      10cc Home Office Cash Performance Sharing Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10z of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

      10dd Field Profit Sharing Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10aa of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

      10ee Levi Strauss Associates Inc. 1992 Executive Stock Appreciation Rights Plan, incorporated by reference from Exhibit 10aa of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

      10ff Supply Agreement dated as of March 30, 1992, between Levi Strauss & Co. and Cone Mills Corporation, incorporated by reference from
            Exhibit 10bb of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

      10gg First Amendment to Supply Agreement dated as of March 30, 1992, between Levi Strauss & Co. and Cone Mills Corporation, incorporated by reference from Exhibit 10dd of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

      10hh Master Trust Agreement between Levi Strauss Associates Inc. and Fidelity Management Trust Company, incorporated by reference from
            Exhibit 10a of Form 10-Q filed with the Securities and Exchange Commission on October 11, 1994.

      10ii Materials Handling System Agreement dated October 31, 1994, between Levi Strauss & Co. and Computer Aided Systems, Inc.

      10jj Form of Stock Purchase Agreement between Levi Strauss Associates Inc. and Individual Management Holder of Class L common stock.

      10kk Form of Manager Family Member Stock Purchase Agreement between Levi Strauss Associates Inc. and Thomas W. Tusher.

      10ll Form of Manager Family Member Stock Purchase Agreement between Levi Strauss Associates Inc. and George B. James.

      10mm Partners in Performance Annual Incentive Plan of Levi Strauss Associates Inc. and Subsidiaries.

      10nn Partners in Performance Long-Term Incentive Plan of Levi Strauss Associates Inc. and Subsidiaries.

      21    Subsidiaries of Levi Strauss Associates Inc.

      23    Consent of Independent Public Accountants.

 (b)  REPORTS ON FORM 8-K
      There were no Reports on Form 8-K filed with the Commission during the fourth quarter of 1994.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 9, 1995.

                                      LEVI STRAUSS ASSOCIATES INC.

                                      By         Robert D. Haas
                                        ---------------------------------
                                                 Robert D. Haas
                                           Chairman of the Board and
                                            Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 9, 1995.

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



          James M. Koshland            Director
_____________________________________
         (James M. Koshland)



                                       Director,
          Thomas W. Tusher             President and Chief Operating Officer
_____________________________________
         (Thomas W. Tusher)



                                       Senior Vice President and
          George B. James              Chief Financial Officer
_____________________________________
         (George B. James)



                                       Vice President, Controller and
         Richard D. Murphy             Chief Accounting Officer
_____________________________________
        (Richard D. Murphy)

                                                                     SCHEDULE II
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                    RESERVES
                                 (In Thousands)


              COL. A                       COL. B                COL. C            COL. D         COL. E
- ----------------------------------   -------------------   ------------------   ------------   -------------
                                           Balance             Additions                          Balance
                                              at               Charged to        Deductions         at
 Allowance for Doubtful Accounts     Beginning of Period   Costs and Expenses   From Reserve   End of Period
- ----------------------------------   -------------------   ------------------   ------------   -------------

 Year ended November 27, 1994:             $28,551               $5,409            $5,894         $28,066
                                           =======               ======            ======         =======

 Year ended November 28, 1993:             $27,806               $5,032            $4,287         $28,551
                                           =======               ======            ======         =======

 Year ended November 29, 1992:             $31,333               $5,424            $8,951         $27,806
                                           =======               ======            ======         =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Levi Strauss Associates Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Levi Strauss Associates Inc. included in this Form 10-K and have issued our report thereon dated January 19, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                         ARTHUR ANDERSEN LLP

San Francisco, California,
January 19, 1995

                            SUPPLEMENTAL INFORMATION

The 1995 Proxy will be furnished to security holders subsequent to this filing.

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


Directors

Angela Glover Blackwell -- Vice President, Rockefeller Foundation/(1)//(3)/ Tully M. Friedman -- General Partner, Hellman & Friedman/(1)//(3)/
James C. Gaither -- Partner, Cooley, Godward, Castro, Huddleson &
  Tatum/(2)//(3)/
Rhoda H. Goldman/(2)//(3)/
Peter E. Haas, Sr./(3)/
Peter E. Haas, Jr./(1)//(3)/
Robert D. Haas/(3)/
Walter A. Haas, Jr./(3)/
F. Warren Hellman -- General Partner, Hellman & Friedman/(1)//(2)/
James M. Koshland -- Partner, Gray, Cary, Ware & Freidenrich/(2)//(3)/ Patricia Salas Pineda -- General Counsel, New United Motor Manufacturing,
  Inc./(1)//(2)/
Thomas W. Tusher/(3)/

/(1)/ Member, Audit Committee
/(2)/ Member, Personnel Committee
/(3)/ Member, Corporate Ethics and Social Responsibility Committee


Executive Offices:

Levi's Plaza
1155 Battery Street
San Francisco, California 94111
(415) 544-6000

Questions and communications regarding employee investments should be sent to the Director of Employee Benefits at the above address.


Independent Public Accountants:

Arthur Andersen LLP