Form 10-Q
period 1995-02-26
STRAUSS LEVI ASSOCIATES INC
filed 1995-04-10
CIK 778977

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 26, 1995.
                                ------------------


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

             YES    X                             NO
                 -------                             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                              Outstanding at
   Class of Common Stock                                       April 1, 1995
   ---------------------                                      ---------------


   Class E Common, $.10 par value                            1,419,298 shares
   Class L Common, $.10 par value                           51,755,908 shares
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Income (Loss). . . . . . . . . . .   3
           Consolidated Balance Sheets . . . . . . . . . . . . . . . . .   4
           Consolidated Statements of Cash Flows . . . . . . . . . . . .   6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . .   7

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  12

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13








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

The following financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended November 27, 1994. The Company believes that along with the following information, the disclosures are adequate to make the information presented herein not misleading.

All percentage changes in this report are based on unrounded amounts.

                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                         (Dollars in Thousands Except Per Share Data)
                                                          (Unaudited)

                                                                                       Three Months         Three Months
                                                                                           Ended                Ended
                                                                                        February 26,         February 27,
                                                                                           1995                 1994
                                                                                        ------------        --------------
Net sales                                                                             $    1,505,211      $      1,338,637
Cost of goods sold                                                                           906,634               810,957
                                                                                        ------------        --------------
   Gross profit                                                                              598,577               527,680
Marketing, general and administrative expenses                                               372,348               329,494
Other operating (income) expense, net                                                         (4,649)                1,264
                                                                                        ------------        --------------
   Operating income                                                                          230,878               196,922
Interest expense                                                                               3,608                 5,422
Other expense, net                                                                               638                   603
                                                                                        ------------        --------------
   Income before taxes and cumulative effects of changes
     in accounting principles                                                                226,632               190,897
Provision for taxes                                                                           88,386                80,177
                                                                                        ------------        --------------
   Income before cumulative effects of changes in
     accounting principles                                                                   138,246               110,720
Cumulative effects of changes in accounting principles:
     Postretirement benefits other than pensions
      (SFAS 106), net of applicable income tax benefits
      of $153,885                                                                                 --               248,429
     Income taxes (SFAS 109)                                                                      --               (11,912)
                                                                                        ------------        --------------

   Net income (loss)                                                                  $      138,246      $       (125,797)
                                                                                        ============        ==============


Income (loss) per common share:
   Income before cumulative effects of changes in
     accounting principles                                                            $         2.62      $           2.10
   Postretirement benefits other than pensions
     (SFAS 106)                                                                                   --                  4.72
   Income taxes (SFAS 109)                                                                        --                 (0.23)
                                                                                        ------------        --------------
   Net income (loss)                                                                  $         2.62      $          (2.39)
                                                                                        ============        ==============

Average common shares outstanding                                                         52,672,467            52,635,132
                                                                                        ============        ==============

                                                                                                                   Page 1 of 2
                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in Thousands)
                                                                                        February 26,         November 27,
                                                                                            1995                 1994
                                                                                        ------------        --------------
                                                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                          $    1,031,052      $        813,320
   Trade receivables (less allowance for doubtful accounts:
     1995 - $30,177; 1994 - $28,066)                                                         810,075               908,690
   Inventories:
     Raw materials                                                                           112,556               122,947
     Work-in-process                                                                         160,247               165,180
     Finished goods                                                                          522,072               494,636
                                                                                        ------------        --------------
       Total inventories                                                                     794,875               782,763
   Deferred tax assets                                                                        59,520                66,160
   Other current assets                                                                      113,976                95,005
                                                                                        ------------        --------------
       Total current assets                                                                2,809,498             2,665,938

Property, plant and equipment (less accumulated depreciation:
  1995 -  $469,053; 1994 - $454,376)                                                         717,490               669,606
Goodwill and other intangibles (less accumulated amortization:
  1995 -  $185,698; 1994 - $180,920)                                                         335,104               341,355
Noncurrent deferred tax assets                                                               205,200               204,574
Other assets                                                                                  52,243                43,836
                                                                                        ------------        --------------
                                                                                      $    4,119,535      $      3,925,309
                                                                                        ============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt and capital lease
     obligations                                                                      $        5,337      $         25,974
   Short-term borrowings                                                                      27,239                23,701
   Accounts payable                                                                          253,233               286,675
   Accrued liabilities                                                                       397,921               339,395
   Salaries, wages and employee benefits                                                     245,826               279,038
   Taxes payable                                                                             164,599               142,348
   Dividends payable                                                                          46,750                 1,266
                                                                                        ------------        --------------
       Total current liabilities                                                           1,140,905             1,098,397
                                                                                        ------------        --------------

                                                                                                                   Page 2 of 2
                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in Thousands)
                                                                                        February 26,         November 27,
                                                                                            1995                 1994
                                                                                         -----------        ------------
                                                                                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (continued)
Long-term debt and capital lease obligations  -
    Less current maturities                                                                   16,573                16,720
                                                                                        ------------         -------------
Long-term employee related benefits                                                          776,445               720,168
                                                                                        ------------         -------------
Long-term tax liability                                                                      393,360               393,360
                                                                                        ------------         -------------
Minority Interest                                                                             29,763                36,837
                                                                                        ------------        --------------
Common Stock - Employee Stock Purchase and Award Plan
    and Management Liquidity Program:
    Class E common stock - $.10 par value; issued:
      1995 - 471,782 shares; 1994 - 431,123 shares
      (Redemption value $63,219)                                                                  47                    43
    Class L common stock - $.10 par value; issued:
      1995 - 476,689 shares; 1994 - 547,531 shares
      (Redemption value $129,094)                                                                 48                    55
    Additional paid-in capital, common                                                       184,154               188,144
                                                                                        ------------        --------------
       Total common stock - Employee Stock Purchase
         and Award Plan and Management Liquidity Program                                     184,249               188,242
                                                                                        ------------        --------------

Stockholders' Equity:
    Class E common stock - $.10 par value; authorized
       100,000,000 shares; issued and outstanding:
       1995 - 953,058 shares; 1994 - 939,747 shares                                               95                    94
    Class L common stock - $.10 par value; authorized
       170,000,000 shares; issued:  1995 and 1994 -
       51,279,219 shares                                                                       5,128                 5,128
    Additional paid-in capital, common                                                       189,151               187,369
    Retained earnings                                                                      1,326,647             1,227,897
    Translation adjustment                                                                    76,951                71,623
    Pension liability                                                                           (701)                 (701)
    Treasury stock, at cost - Class E:  1995 - 3,917
       shares; 1994 - 10,221 shares; Class L:  1995 and
       1994 - 499,749 shares                                                                 (19,031)              (19,825)
                                                                                        ------------        --------------

       Total stockholders' equity                                                          1,578,240             1,471,585
                                                                                        ------------        --------------
                                                                                      $    4,119,535      $      3,925,309
                                                                                        ============        ==============

                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)
                                                          (Unaudited)
                                                                                        Three Months         Three Months
                                                                                            Ended                Ended
                                                                                        February 26,         February 27,
                                                                                            1995                 1994
                                                                                        ------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities                                           $      309,856      $        234,071
                                                                                        ------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                 (67,951)              (18,168)
  Investment in joint venture                                                                 (5,026)                   --
  Increase of net investment hedge                                                                --                 5,089
  Other, net                                                                                     446                 2,411
                                                                                        ------------        --------------
    Net cash used for investing activities                                                   (72,531)              (10,668)
                                                                                        ------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                               (20,725)              (68,048)
  Purchase of management Class L common stock                                                 (9,493)               (9,570)
  Proceeds from sale of common stock to employee plans                                         7,283                 8,353
  Net increase in short-term borrowings                                                        3,798                15,258
  Dividends paid                                                                                (958)                 (739)
  Other, net                                                                                     789                  (802)
                                                                                        ------------        --------------
    Net cash used for financing activities                                                   (19,306)              (55,548)
                                                                                        ------------        --------------
Effect of exchange rate changes on cash                                                         (287)                3,005
                                                                                        ------------        --------------
Net increase in cash and cash equivalents                                                    217,732               170,860
Beginning cash and cash equivalents                                                          813,320               252,673
                                                                                        ------------        --------------
Ending cash and cash equivalents                                                      $    1,031,052      $        423,533
                                                                                        ============        ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                          $        6,080      $          2,029
    Income taxes                                                                              60,121                39,963


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Summary
Record first quarter 1995 net income of $138.2 million increased
$264.0 million from the 1994 first quarter loss substantially due to the effects of adopting Statement of Financial Accounting Standards (SFAS)
No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1994. The increase in net income was also due to record first quarter 1995 sales and a lower effective tax rate, partially offset by the positive effect of adopting SFAS No. 109 "Accounting for Income Taxes" in 1994. Excluding the effects of adopting both SFAS Nos. 106 and 109 in 1994, the Company's net income would have increased 25 percent over 1994.

Full year 1995 net income is expected to be higher than 1994 mostly due to the negative effect of adopting SFAS No. 106 in 1994. However, the Company expects net income to be negatively impacted by planned costs in the second half of 1995 associated with the Company's global initiatives on customer service.

Net Sales
Record first quarter 1995 dollar sales increased 12 percent over the comparable quarter of 1994 due to a 7 percent increase in unit sales coupled with a 5 percent increase in average unit selling prices. These results were attributable to record dollar and unit sales performances by the Europe division and the U.S. Levi's(R) brand product lines along with higher dollar sales by the men's Dockers(R) brand product line.

Record first quarter 1995 U.S. dollar sales of $858.5 million increased
14 percent over the prior year period due to higher unit sales and average unit selling prices. The record results by the men's and women's U.S. Levi's(R) brand product lines were attributable to increased sales for Orange Tab(TM) and Red Tab(TM) products. The men's Dockers(R) brand product line overcame the finishing capacity limitations experienced in the early part of 1994 and recorded a 26 percent increase in first quarter 1995 dollar sales over the prior year period.

Record dollar sales outside the U.S. of $646.7 million for the first quarter of 1995 increased 11 percent over the comparable period of 1994 mostly due to record dollar and unit sales in the Europe division (principally the Company's affiliates in Italy, France and Germany). The results in Europe reflect the continuing demand for the Company's basic denim products, mainly the 501(R) family of products and other Red Tab(TM) products.

Total Company dollar and unit sales for 1995 are expected to increase from 1994, due to projected increases in dollar and unit sales for the U.S. Levi's(R) women's brand, U.S. Dockers(R) men's brand and Europe division.

Gross Profit
As a percent of sales, gross profit for the first quarter of 1995 increased slightly compared to 1994. In dollars, current quarter gross profit increased 13 percent over the comparable 1994 period mostly due to higher overall average unit selling prices and unit sales, and lower U.S. production costs.

U.S. production costs for the current quarter were lower than the prior year due to lower 1995 workers' health and safety costs, and 1994 excess production capacity costs at certain U.S. owned and operated facilities (as a result of lower first quarter 1994 planned U.S. production requirements). Changes in state workers' compensation legislation in Texas and the Company's safety programs had a positive effect on lowering workers' health and safety costs. Additionally, the Company's overall efforts directed at cost effectiveness have contributed to the lower production costs in the current year.

The businesses outside the U.S. continue to record higher gross profit as a percent of sales than businesses in the U.S., mostly due to higher overall average unit selling prices. Additionally, compared to the U.S., the non-U.S. businesses sell a greater proportion of higher margin denim bottoms (predominately 501(R) and Red Tab(TM) products). The businesses outside the U.S. represented 61 percent of the Company's 1995 first quarter profit contribution before corporate expenses and taxes, compared to 70 percent in 1994. The lower first quarter 1995 percentage was primarily due to higher U.S. sales volume in the first quarter of 1995 compared to 1994.

The Company expects gross profit to be impacted by higher fabric costs as a result of rising cotton prices during the second half of 1995.

Marketing, General and Administrative Expenses
As a percentage of sales, marketing, general and administrative expenses of 25 percent for the current quarter was unchanged from the first quarter of 1994. Marketing, general and administrative expenses, in dollars, for the 1995 first quarter increased 13 percent over the comparable 1994 period. This increase was mostly due to higher administrative, advertising and selling expenses.

Administrative expense for the first quarter of 1995 increased 18 percent from the prior year period primarily due to higher earnings-related compensation costs and expenses in connection with the Company's customer service initiatives. First quarter 1995 advertising expense was 15 percent higher than 1994 primarily due to increased cinema, television, print and billboard advertising in Europe and Asia Pacific. Selling expense for the current quarter increased 13 percent from the 1994 first quarter and was in line with the increase in 1995 first quarter sales.

Other Operating (Income) Expense, Net
Other operating income, net for the first quarter of 1995 increased
$5.9 million from the prior year period primarily due to the 1994 recognition of costs associated with environmental-related soil remediation of a facility previously owned by the Company and higher 1995 licensee income. This increase was partially offset by start-up costs associated with U.S. Company-owned retail and outlet stores.

Interest Expense
Interest expense for the current quarter decreased 33 percent from the comparable period of 1994 primarily due to lower average debt balances. Debt reductions after the first quarter of 1994 included the repayment and cancellation of dividend notes payable to Class L stockholders. The debt was repaid using cash flows from operations.

The Company expects 1995 interest expense related to borrowings to be lower than 1994 due to anticipated lower 1995 average debt levels. The low levels of debt are marginally affected by high interest markets of non-U.S. countries where most of the Company's debt resides.

Other Expense, Net
Current quarter other expense, net was relatively unchanged from the prior year period mostly due to greater net foreign currency transaction losses offset by higher interest income on investments. The 1995 net foreign currency transaction losses were mostly due to the weakening of the U.S. dollar compared to European currencies and the Japanese Yen during the first three months of 1995. The 1995 net foreign currency losses included realized transaction gains of $8.9 million and unrealized transaction losses of $15.2 million relating to the Company's forward currency contracts.

Provision for Taxes
The increase in the first quarter 1995 provision for taxes compared to 1994 was due to higher first quarter 1995 earnings. The effective tax rate for the current quarter was 39 percent, while the rate for the first quarter of 1994 was 42 percent. The decrease of three percentage points was due to a change in the mix of U.S. and non-U.S. earnings and a decrease in taxes on the undistributed earnings of non-U.S. subsidiaries.

FINANCIAL CONDITION AND LIQUIDITY
Trade Receivables
Trade receivables of $810.1 million decreased 11 percent from year-end 1994 due to lower first quarter 1995 sales volume compared to the fourth quarter of 1994. As a percent of sales, current quarter trade receivables was slightly higher than the fourth quarter of 1994. The allowance for doubtful accounts increased 8 percent from year-end 1994 mostly due to lower than expected write-offs coupled with bad debt recoveries during the first quarter of 1995.

Inventories
Inventories of $794.9 million at first quarter 1995 were 2 percent higher than the level at year-end 1994. This increase reflected a 5 percent increase in U.S. inventories that was partially offset by a 3 percent decrease in non-U.S. inventories. The U.S. inventories increased to meet anticipated demand for women's jeans (predominately Red Tab(TM) and Orange Tab(TM) products) and men's wrinkle resistant products. The Levi's(R) men's brand inventories were relatively flat with year-end 1994; inventory of men's 501(R) products are expected to increase to meet anticipated demand levels by the third quarter of 1995. The Company is continually focusing its efforts to create the optimal balance between the cost of maintaining current inventory levels with customer service.

Outside the U.S., inventories decreased in the Europe division primarily due to higher first quarter 1995 sales volume compared to the fourth quarter of 1994 in Europe. Inventories in Japan decreased slightly from year-end 1994. The Company's Japanese affiliate is continuing to shift some of its product mix to lower cost denim/rayon blend products in response to a change in consumers' preferences from basic denim products to lighter-weight products. As a result of this shift, inventory markdowns for basic denim products were recorded in Japan during the first quarter of 1995. The Company is continuing to monitor inventory levels in Japan for 1995.

Property, Plant and Equipment
Property, plant and equipment, net increased 7 percent from year-end 1994 to $717.5 million. The increase in property, plant and equipment was primarily due to capital expenditures in the U.S. that were partially offset by depreciation expense during the period.

Most of the capital expenditures in the U.S. were related to the Company's U.S. customer service initiative. These expenditures included construction costs and equipment purchases for the Company's customer service centers and the purchase of desk-top computer system hardware.

Actual spending on projects during 1995 is expected to be $353 million, including over $200 million related to the Company's U.S. customer service initiative.

Working Capital
Working capital of $1.7 billion at the end of the first quarter of 1995 increased $101.1 million from year-end 1994. In addition, the current ratio increased to 2.5 from 2.4. The increase in working capital was primarily due to higher cash and cash equivalents generated from operations, lower accounts payable and lower salaries, wages and employee benefits. This increase was partially offset by lower trade receivables, higher accrued liabilities and higher dividends payable. The increase in accrued liabilities included higher U.S. and non-U.S. advertising accruals.

Liquidity and Capital Resources
The increase of $217.7 million in cash and cash equivalents from year-end 1994 was mostly due to cash provided by operations. Cash provided by operations was partially used for purchases of property, plant and equipment, the net repayment of debt and repurchase of management Class L common stock. Remaining cash balances were invested in money market interest bearing investments maturing under one year. The Company anticipates utilizing a portion of this cash in 1995 to fund costs relating to its global initiatives on customer service, other capital expenditure projects and dividends payable.

During the 1995 first quarter, the Company used cash from operations to repay its fourth and final series of dividend notes payable to Class L stockholders totaling $20.6 million, plus accrued interest of $1.9 million. At
February 26, 1995, the Company's total outstanding debt balance was $49.1 million, 26 percent lower than year-end 1994.

Subsequent to the first quarter of 1995, the Company extended its revolving line of credit for another year.

Commitments
The Company has forward currency contracts to buy the aggregate equivalent of $186.4 million of various European currencies to hedge currency exposures resulting from intercompany transactions. The Company has forward currency contracts to sell the aggregate equivalent of $497.4 million of numerous European currencies, Japanese Yen and Canadian Dollars. These contracts hedge currency exposures resulting from sourcing operations as well as net investment positions, intercompany royalties and dividend payments. In addition, the Company has Belgian Franc forward currency contracts to sell the aggregate equivalent of $231.6 million of various European currencies. These contracts hedge currency exposures resulting from intercompany receivables and payables.

Additionally, the Company has the right to sell Belgian Francs and Japanese Yen totaling $130.0 million to hedge intercompany royalties and the Company's net investment in its Japanese affiliate.

These contracts are at various exchange rates and expire at various dates through 1996.

Repurchase of Management Class L Common Stock
During the first quarter of 1995, the Company repurchased and subsequently retired 70,842 shares of management Class L common stock, pursuant to the Management Liquidity Program, at the current appraised stock value of $134 per share totaling $9.5 million. During the first quarter of 1994, the Company purchased 83,949 shares of Class L common stock, for a total of $9.6 million, held by certain management stockholders that have left the employment of the Company. The purchase price of $114 per share was the appraised value as determined by a valuation obtained in November 1993 from an independent investment banking firm for the Company's employee stock plans.

Sale of Class E Common Stock to Employee Investment Plans
In January 1995, the employee investment plans, collectively, purchased 35,471 shares of Class E common stock from the Company at $134 per share as determined by the valuation of an independent investment banking firm. In addition, the Company contributed 28,877 matching shares to these plans.

Declaration and Payment of Dividends
In February 1995, the Board of Directors declared a dividend of $.75 per share (totaling $39.5 million), which was paid on March 15, 1995 to Class E and Class L stockholders of record on March 1, 1995. In November 1994, the Board of Directors declared a Class E dividend of $.65 per share, which was paid on December 15, 1994 to Class E stockholders of record on December 1, 1994.
                           PART II.  OTHER INFORMATION
                  LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

        10a Amendment dated December 31, 1994 to the Deferred Compensation Plan for Outside Directors.

        10b Amendment dated January 24, 1995 to the Revised Employee Retirement Plan.

(b) There were no reports on Form 8-K filed with the Commission during the first quarter of 1995.
                                    SIGNATURE



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



                                            LEVI STRAUSS ASSOCIATES INC.
                                            ----------------------------
                                                     (Registrant)


Date:  April 10, 1995
                                 By       /s/Richard D. Murphy
                                   -------------------------------------
                                            (Richard D. Murphy)
                                 Vice President and Corporate Controller