Form 10-Q
period 1995-05-28
STRAUSS LEVI ASSOCIATES INC
filed 1995-07-11
CIK 778977

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 28, 1995.
                                -------------


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

             YES    X                             NO
                 -------                             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                              Outstanding at
   Class of Common Stock                                        July 1, 1995
   ---------------------                                      --------------


   Class E Common, $.10 par value                            1,417,852 shares
   Class L Common, $.10 par value                           51,256,159 shares
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Income (Loss). . . . . . . . . . .   3
           Consolidated Balance Sheets . . . . . . . . . . . . . . . . .   4
           Consolidated Statements of Cash Flows . . . . . . . . . . . .   6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . .   7

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  13

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14








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

All percentage changes in this report are based on unrounded amounts.

                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                         (Dollars in Thousands Except Per Share Data)
                                                          (Unaudited)
                                                 Second Quarter        Second Quarter        Six Months           Six Months
                                                      Ended                 Ended               Ended                Ended
                                                     May 28,               May 29,             May 28,              May 29,
                                                      1995                  1994                1995                 1994
                                                  --------------       --------------       ------------        --------------
Net sales                                       $     1,520,652      $      1,381,327     $    3,025,863      $      2,719,964
Cost of goods sold                                      901,699               847,142          1,808,333             1,658,099
                                                  --------------       --------------       ------------          ------------
   Gross profit                                         618,953               534,185          1,217,530             1,061,865
Marketing, general and
  administrative expenses                               426,043               347,742            798,391               677,236
Other operating (income),
  net                                                    (6,013)               (4,664)           (10,662)               (3,400)
                                                  --------------       --------------       ------------          ------------
   Operating income                                     198,923               191,107            429,801               388,029
Interest expense                                          3,951                 5,310              7,559                10,732
Other (income) expense, net                             (21,293)                6,440            (20,655)                7,043
                                                  --------------       --------------       ------------          ------------
   Income before taxes and
     cumulative effects of changes
     in accounting principles                           216,265               179,357            442,897               370,254
Provision for taxes                                      84,344                67,925            172,730               148,102
                                                  --------------       --------------       ------------          ------------
   Income before cumulative effects
     of changes in accounting
     principles                                         131,921               111,432            270,167               222,152
Cumulative effects of changes in
  accounting principles:
     Postretirement benefits other
       than pensions (SFAS 106),
       net of applicable income tax
       benefits of $153,885                                  --                    --                 --               248,429
     Income taxes (SFAS 109)                                 --                    --                 --               (11,912)
                                                  --------------       --------------       ------------          ------------

   Net income (loss)                            $       131,921      $        111,432     $      270,167      $        (14,365)
                                                  ==============       ==============       ============          ============


Income (loss) per common share:
   Income before cumulative effects
     of changes in accounting
     principles                                 $          2.50      $           2.12     $         5.13      $           4.22
   Postretirement benefits other
     than pensions (SFAS 106)                                --                    --                 --                 (4.72)
   Income taxes (SFAS 109)                                   --                    --                 --                  0.23
                                                  --------------       --------------       ------------          ------------
   Net income (loss)                            $          2.50      $           2.12     $         5.13      $          (0.27)
                                                  ==============       ==============       ============          ============

Average common shares outstanding                    52,675,401            52,591,782         52,673,934            52,613,458
                                                  ==============       ==============       ============          ============
/TABLE

                                                                                                                   Page 1 of 2
                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in Thousands)
                                                                                           May 28,           November 27,
                                                                                            1995                 1994
                                                                                        ------------        --------------
                                                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                          $      924,695      $        813,320
   Trade receivables (less allowance for doubtful accounts:
     1995 - $32,832; 1994 - $28,066)                                                         795,465               908,690
   Inventories:
     Raw materials                                                                           115,654               122,947
     Work-in-process                                                                         159,406               165,180
     Finished goods                                                                          654,508               494,636
                                                                                        ------------        --------------
       Total inventories                                                                     929,568               782,763
   Deferred tax assets                                                                        64,833                66,160
   Other current assets                                                                      132,731                95,005
                                                                                        ------------        --------------
       Total current assets                                                                2,847,292             2,665,938

Property, plant and equipment (less accumulated depreciation:
  1995 -  $491,253; 1994 - $454,376)                                                         775,350               669,606
Goodwill and other intangibles (less accumulated amortization:
  1995 -  $190,555; 1994 - $180,920)                                                         329,216               341,355
Noncurrent deferred tax assets                                                               206,997               204,574
Other assets                                                                                  48,388                43,836
                                                                                        ------------        --------------
                                                                                      $    4,207,243      $      3,925,309
                                                                                        ============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt and capital lease
     obligations                                                                      $          924      $         25,974
   Short-term borrowings                                                                      21,287                23,701
   Accounts payable                                                                          257,974               286,675
   Accrued liabilities                                                                       349,383               339,395
   Salaries, wages and employee benefits                                                     280,733               279,038
   Taxes payable                                                                             119,133               142,348
   Dividends payable                                                                              55                 1,266
                                                                                        ------------        --------------
       Total current liabilities                                                           1,029,489             1,098,397
                                                                                        ------------        --------------
/TABLE

                                                                                                                   Page 2 of 2
                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in Thousands)
                                                                                           May 28,           November 27,
                                                                                            1995                 1994
                                                                                         -----------        ------------
                                                                                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (continued)
Long-term debt and capital lease obligations  -
    Less current maturities                                                                   16,159                16,720
                                                                                        ------------         -------------
Long-term employee related benefits                                                          807,253               720,168
                                                                                        ------------         -------------
Long-term tax liability                                                                      393,360               393,360
                                                                                        ------------         -------------
Minority Interest                                                                             34,535                36,837
                                                                                        ------------        --------------
Common Stock - Employee Stock Purchase and Award Plan
    and Management Liquidity Program:
    Class E common stock - $.10 par value; issued:
      1995 - 471,782 shares; 1994 - 431,123 shares
      (Redemption value $74,070)                                                                  47                    43
    Class L common stock - $.10 par value; issued:
      1995 - 476,689 shares; 1994 - 547,531 shares
      (Redemption value $153,301)                                                                 48                    55
    Additional paid-in capital, common                                                       206,612               188,144
                                                                                        ------------        --------------
       Total common stock - Employee Stock Purchase
         and Award Plan and Management Liquidity Program                                     206,707               188,242
                                                                                        ------------        --------------

Stockholders' Equity:
    Class E common stock - $.10 par value; authorized
       100,000,000 shares; issued and outstanding:
       1995 - 953,058 shares; 1994 - 939,747 shares                                               95                    94
    Class L common stock - $.10 par value; authorized
       170,000,000 shares; issued:  1995 and 1994 -
       51,279,219 shares                                                                       5,128                 5,128
    Additional paid-in capital, common                                                       189,151               187,369
    Retained earnings                                                                      1,447,590             1,227,897
    Translation adjustment                                                                    97,219                71,623
    Pension liability                                                                             --                  (701)
    Treasury stock, at cost - Class E:  1995 - 6,988
       shares; 1994 - 10,221 shares; Class L:  1995 and
       1994 - 499,749 shares                                                                 (19,443)              (19,825)
                                                                                        ------------        --------------

       Total stockholders' equity                                                          1,719,740             1,471,585
                                                                                        ------------        --------------
                                                                                      $    4,207,243      $      3,925,309
                                                                                        ============        ==============
/TABLE

                                         LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)
                                                          (Unaudited)
                                                                                         Six Months           Six Months
                                                                                            Ended                Ended
                                                                                           May 28,              May 29,
                                                                                            1995                 1994
                                                                                        ------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities                                           $      339,459      $        345,114
                                                                                        ------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                (145,349)              (46,655)
  Increase (decrease) of net investment hedge                                                 (8,546)                4,350
  Investment in joint venture                                                                 (4,824)                   --
  Other, net                                                                                   1,843                 2,833
                                                                                        ------------        --------------
    Net cash used for investing activities                                                  (156,876)              (39,472)
                                                                                        ------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                             (47,653)               (1,945)
  Repayments of long-term debt                                                               (25,271)              (68,794)
  Purchase of management Class L common stock                                                 (9,493)               (9,570)
  Proceeds from sale of common stock to employee plans                                         7,283                 8,353
  Net increase (decrease) in short-term borrowings                                              (638)               20,322
  Other, net                                                                                     395                  (619)
                                                                                        ------------        --------------
    Net cash used for financing activities                                                   (75,377)              (52,253)
                                                                                        ------------        --------------
Effect of exchange rate changes on cash                                                        4,169                 3,167
                                                                                        ------------        --------------
Net increase in cash and cash equivalents                                                    111,375               256,556
Beginning cash and cash equivalents                                                          813,320               252,673
                                                                                        ------------        --------------
Ending cash and cash equivalents                                                      $      924,695      $        509,229
                                                                                        ============        ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                          $       10,739      $          8,071
    Income taxes                                                                             197,887               139,194
  Non-cash financing activities:
    Increase in Management Liquidity Program
     Class L common stock                                                                     22,458                    --
    Decrease in retained earnings due to
     Management Liquidity Program                                                            (10,964)                   --

/TABLE

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Summary
Record net income for the second quarter of 1995 was $131.9 million, an 18 percent increase over the prior year period due to record second quarter sales and gross profit, and higher other income, net, all of which more than offset higher marketing, general and administrative expenses.

Year-to-date 1995 net income of $270.2 million increased $284.5 million from the 1994 first half loss substantially due to stronger 1995 business performance coupled with the effects of adopting Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1994. Excluding the effects of adopting both SFAS Nos. 106 and SFAS No. 109 "Accounting for Income Taxes" in 1994, the Company's net income would have increased 22 percent over 1994 due to the same reasons noted above for the quarter.

The Company expects full year 1995 net income to be significantly higher than 1994 mostly due to stronger 1995 performance, the 1994 effects of adopting SFAS No. 106 and a pending tax agreement that is expected to be finalized in the second half of 1995 (see Provision for Taxes caption). However, net income is expected to be negatively impacted by planned costs in the second half of 1995 associated with the Company's global initiatives on customer service.

Net Sales
Record second quarter 1995 dollar sales increased 10 percent over the comparable quarter of 1994 due to a 6 percent increase in average unit selling prices, 4 percent increase in unit sales and favorable translation rates of certain currencies to the U.S. dollar. Record dollar and unit sales performances by the Europe division and the women's U.S. Levi's(R) brand product line along with record dollar sales by the men's Dockers(R) brand product line contributed to these results. First half 1995 dollar sales were also a record increasing 11 percent over the prior year period for the same reasons.

Record U.S. dollar sales of $898.2 million and $1.8 billion for the current quarter and year-to-date increased 8 percent and 10 percent, respectively, over the prior year periods due to higher unit sales and average unit selling prices. The women's U.S. Levi's(R) brand product line record results were attributable to increased sales for Red Tab(TM) and Orange Tab(TM) products for juniors. The men's Dockers(R) brand product line recorded dollar sales increases of 16 percent and 20 percent for the current quarter and year-to-date, respectively, over the prior year periods reflecting the improved availability of wrinkle-resistant products. Additionally, the men's U.S. Levi's(R) brand product line posted record year-to-date dollar and unit sales mostly due to increased demand for Orange Tab(TM) products.

Outside the U.S., record 1995 second quarter and year-to-date dollar sales of $622.5 million and $1.3 billion increased 14 percent and 12 percent, respectively, over the comparable periods of 1994 mostly due to record dollar and unit sales in the Europe division and record dollar sales in the Asia Pacific division. The strong performance in Europe reflects the positive effects of translation rates of certain European currencies to the U.S. dollar and the continuing demand for the Company's basic denim products, mainly the 501(R) family of products and other Red Tab(TM) products. The Asia Pacific division's results were mostly attributable to favorable translation rates of the Japanese Yen to the U.S. dollar.

Total Company dollar and unit sales for 1995 are expected to increase from 1994, due to projected increases in dollar and unit sales for the Europe division, U.S. Levi's(R) women's brand and U.S. Dockers(R) men's brand.

Gross Profit
As a percent of sales, gross profit for the current quarter and year-to-date increased two percentage points and one percentage point, respectively, compared to the same 1994 periods primarily due to lower U.S. production costs. In dollars, current quarter and year-to-date gross profit increased 16 percent and 15 percent, respectively, over the comparable 1994 periods mostly due to higher overall average unit selling prices and unit sales, and lower U.S. production costs.

Year-to-date U.S. production costs for the current quarter were lower than the prior year primarily due to greater utilization of production capacity at certain U.S. owned and operated facilities in 1995. Additionally, the Company's overall efforts directed at cost effectiveness have contributed to the lower production costs in the current year.

The businesses outside the U.S. continue to record higher gross profit as a percent of sales than businesses in the U.S., mostly due to higher overall average unit selling prices. Additionally, compared to the U.S., the non-U.S. businesses sell a greater proportion of higher margin denim bottoms (predominately 501(R) and Red Tab(TM) products). The businesses outside the U.S. represented 56 percent of the Company's 1995 first half profit contribution before corporate expenses and taxes, compared to 63 percent in 1994. The lower year-to-date 1995 percentage was primarily due to higher U.S. sales volume throughout the first half of 1995 compared to 1994.

The Company expects gross profit during the second half of 1995 to be negatively impacted by higher fabric costs as a result of rising cotton prices and higher costs associated with obtaining fabric.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses, as a percentage of sales, for the current quarter and year-to-date were 28 percent and 26 percent, respectively, compared to 25 percent for both prior year periods. In dollars, marketing, general and administrative expenses for the second quarter and first half of 1995 increased 23 percent and 18 percent, respectively, over the comparable 1994 periods. These increases were mostly due to higher administrative, advertising and information resources expenses.

Administrative expense for the current quarter and year-to-date increased
46 percent and 33 percent, respectively, from the prior year periods mostly due to compensation expense related to the Management Liquidity Program (see Management Liquidity Program caption) as a result of a 17 percent increase in the Company's stock valuation, higher earnings-related compensation costs and expenses in connection with the Company's customer service initiatives. The earnings related compensation costs include the Company's long-term performance plan and a new performance and pay program, Partners in Performance.

Current quarter and year-to-date advertising expense, in dollars, was 13 percent and 14 percent higher than the comparable periods of 1994 and was higher as a percent of sales primarily due to increased cinema, television, print and billboard advertising to support the Dockers(R) brand roll-out and continuing Levi's(R) brand campaigns in Europe.

Information resource expense for the second quarter and six months of 1995 increased 21 percent and 14 percent, respectively, mostly due to system integration and application development costs related to the Company's U.S. initiatives on customer service.

Other Operating (Income), Net
Second quarter other operating (income), net increased $1.3 million from the prior year period primarily due to higher 1995 licensee income. On a comparative year-to-date basis, other operating (income), net increased
$7.3 million mostly due to the 1994 recognition of costs associated with environmental-related soil remediation of a facility previously owned by the Company and higher 1995 licensee income, partially offset by start-up costs associated with U.S. Company-owned retail and outlet stores.

Interest Expense
Current quarter and year-to-date interest expense decreased 26 percent and 30 percent, respectively, from the comparable periods of 1994 primarily due to lower average debt balances. Debt reductions after the second quarter of 1994 included the repayment and cancellation of dividend notes payable to Class L stockholders using cash flows from operations.

The Company expects 1995 interest expense related to borrowings to be lower than 1994 due to anticipated lower 1995 average debt levels. Current debt levels are marginally affected by the high interest rate markets of non-U.S. countries where a high proportion of debt resides.

Other (Income) Expense, Net
Current quarter and year-to-date other income, net both increased
$27.7 million from the prior year periods mostly due to favorable net foreign currency transactions and higher interest income on investments. The second quarter 1995 and year-to-date net foreign currency (gains) losses included unrealized transaction gains of $43.0 million and $27.8 million, respectively, and realized transaction losses of $40.8 million and $31.9 million, respectively, relating to the Company's forward currency and option contracts to third parties.

Provision for Taxes
The increase in the 1995 second quarter and year-to-date provision for taxes compared to the prior year periods was primarily due to higher current quarter and first half earnings. The effective tax rate for the current quarter was 39 percent compared to 38 percent for the second quarter of 1994. The one percentage point increase was primarily due to higher U.S. state taxes. On a year-to-date comparison basis, the effective tax rate was 39 percent compared to 40 percent in 1994. The decrease of one percentage point was due to a change in the mix of U.S. and non-U.S. earnings and a decrease in taxes on the undistributed earnings of non-U.S. subsidiaries.

The Company is currently in negotiation with U.S. and foreign tax authorities regarding a mutually acceptable agreement on foreign royalty payments. Final resolution is expected in the second half of 1995 and would result in an approximate $75 million-$100 million one-time reversal of previously recorded deferred taxes on unremitted foreign earnings. Accordingly, the 1995 effective tax rate would decrease approximately 8-11 percentage points.

FINANCIAL CONDITION AND LIQUIDITY
Trade Receivables
Trade receivables of $795.5 million decreased 12 percent from year-end 1994 due to lower second quarter 1995 sales volume compared to the fourth quarter of 1994. As a percent of sales, current quarter trade receivables were slightly higher than the fourth quarter of 1994. The allowance for doubtful accounts increased 17 percent from year-end 1994 mostly due to concerns related to the economic environment in Japan.

Inventories
Inventories at second quarter 1995 were $929.6 million, 19 percent higher than the year-end 1994 level substantially due to higher U.S. inventories to meet anticipated heavy shipping requirements for the Back-to-School selling season. Higher inventory levels consist of Levi's(R) jeans for men and women (predominately Red Tab(TM) and Orange Tab(TM) products), Levi's(R) youth (Orange Tab(TM) and Little Levi's(R)) and men's wrinkle-resistant Dockers(R) products.

Inventories outside the U.S. increased slightly from year-end 1994, primarily due to higher inventories in Canada and the Europe division that were partially offset by lower inventories in Japan. The lower Japan inventories reflect inventory markdowns for slow moving products that were recorded during the first half of 1995.

Property, Plant and Equipment, Net
Property, plant and equipment, net increased 16 percent from year-end 1994 to $775.4 million primarily due to capital expenditures in the U.S. that were partially offset by depreciation expense during the period.

U.S. capital expenditures were mostly related to the customer service initiative, and included construction costs and equipment purchases for customer service centers and the purchase of desk-top computer system hardware.

Actual spending on capital projects during 1995 is expected to be $345 million, including approximately $200 million related to the Company's U.S. customer service initiative and the balance on global ongoing equipment and facilities needs.

Working Capital
For the first half of 1995, working capital increased $250.3 million from year-end 1994 to $1.8 billion. In addition, the current ratio increased to
2.8 from 2.4. The increase in working capital was primarily due to higher inventories, cash and cash equivalents generated from operations, lower accounts payable and higher other current assets. The increase in other current assets included prepaid premium costs for the Company's foreign currency option contracts. The increase in working capital was partially offset by lower trade receivables.

Liquidity and Capital Resources
The increase of $111.4 million in cash and cash equivalents from year-end 1994 was mostly due to cash provided by operations. Cash provided by operations was partially used for purchases of property, plant and equipment, payment of dividends, the net repayment of debt and repurchase of management Class L common stock. Remaining cash balances were invested in money market interest bearing investments maturing under one year. The Company anticipates utilizing a portion of this cash in 1995 to fund costs related to its global initiatives on customer service, other capital expenditure projects and dividend payments.

In the first half of 1995, the Company used cash from operations to repay its fourth and final series of dividend notes payable to Class L stockholders, plus accrued interest totaling $22.5 million. At May 28, 1995, the Company's total outstanding debt balance was $38.4 million, 42 percent lower than year-end 1994.

During the second quarter of 1995, the Company extended its revolving line of credit for another year.

Commitments
The Company has forward currency contracts to buy the aggregate equivalent of $329.3 million of various European currencies and Australian Dollars to hedge currency exposures resulting from intercompany transactions and net investment positions. The Company has forward currency contracts to sell the aggregate equivalent of $718.9 million of numerous European currencies, Japanese Yen, New Zealand Dollars, Canadian Dollars and Australian Dollars. These contracts hedge currency exposures resulting from sourcing operations as well as net investment positions, intercompany royalties and dividend payments. In addition, the Company has Belgian Franc forward currency contracts to sell the aggregate equivalent of $234.5 million of various European currencies. These contracts hedge currency exposures resulting from intercompany receivables and payables.

Additionally, the Company has the right to sell Japanese Yen, Netherlands Guilders and Belgian Francs totaling $440.0 million to hedge intercompany royalties, piece goods and finished goods purchases, and net investment position. The Company also has the right to buy Belgian Francs totaling $40.0 million to hedge intercompany royalties.

These contracts are at various exchange rates and expire at various dates through 1996.

Long-Term Employee Related Benefits
Long-term employee related benefits of $807.3 million increased 12 percent from year-end 1994 mostly due to expenses accrued for workers' compensation, long-term performance plan and deferred retiree medical liabilities.

Executive Stock Appreciation Rights
In addition to a 1994 grant of 90,000 stock appreciation rights (SARs) granted to certain executives, stock based awards were granted to two of the five most highly compensated executive officers of the Company who were given the choice to receive 40,000 SARs each (at an initial grant value of $129 per SAR) or participate in a Class L stock purchase arrangement. During the second quarter of 1995, the two executives elected to receive 40,000 SARs each. These SARs vest over several years and become exercisable commencing in 1997.

Management Liquidity Program
As a result of a $23.00 per share increase in the current appraised stock value, the Company recorded compensation expense for participating stock options and related exercise bonus totaling $13.8 million, decreased retained earnings by $11.0 million for participating shares and increased Management Liquidity Program Class L common stock by $22.5 million. The May 1995 appraised stock value of $157 per share was determined by the valuation of an independent investment banking firm for the Company's employee stock plans.

During 1995, the Company repurchased and subsequently retired 70,842 shares of management Class L common stock, pursuant to the Management Liquidity Program, at the November 1994 appraised stock value of $134 per share for a total of $9.5 million. In early 1994, the Company purchased 83,949 shares of Class L common stock, for a total of $9.6 million, held by certain management stockholders that left the employment of the Company. The purchase price of $114 per share was the appraised value as determined by a valuation obtained in November 1993.

SUBSEQUENT EVENTS
Declaration of Dividends
In June 1995, the Board of Directors declared a dividend of $.75 per share (for an aggregate amount of approximately $39.5 million), payable on September 15, 1995 to Class E and Class L stockholders of record on September 1, 1995.
                           PART II.  OTHER INFORMATION
                  LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES


Item 4 - Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders of the Registrant was held on Wednesday, April 26, 1995.

(b) At the annual meeting of the Company's stockholders on April 26, 1995, holders of a majority of outstanding shares of the Company who are entitled to vote in the election of directors elected the third class of directors, consisting of James C. Gaither, Peter E. Haas, Sr., James M. Koshland and Thomas W. Tusher, to three-year terms expiring in 1998. The first class of directors consists of Angela Glover Blackwell, Tully M. Friedman, Rhoda H. Goldman and Robert D. Haas. The term for the first class expires at the 1996 annual meeting. The second class of directors consists of Peter E. Haas, Jr., Walter A. Haas, Jr., F. Warren Hellman and Patricia Salas Pineda. The term for the second class expires at the 1997 annual meeting.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

        10a Amendment dated May 15, 1995 to the Employee Investment Plan of Levi Strauss Associates Inc.

(b) There were no reports on Form 8-K filed with the Commission during the second quarter of 1995.
                                    SIGNATURE



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



                                            LEVI STRAUSS ASSOCIATES INC.
                                            ----------------------------
                                                     (Registrant)


Date:  July 11, 1995
                               By         /s/Richard D. Murphy
                                 ---------------------------------------
                                            (Richard D. Murphy)
                                 Vice President and Corporate Controller