Form 10-Q
period 1995-08-27
STRAUSS LEVI ASSOCIATES INC
filed 1995-10-10
CIK 778977

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 27, 1995.
                                ----------------


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

               YES    X                                NO
                   -------                                -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                               Outstanding at
  Class of Common Stock                                       October 1, 1995
  ---------------------                                      ----------------


  Class E Common, $.10 par value                             1,492,089 shares
  Class L Common, $.10 par value                            51,351,158 shares



                              FORM 10-Q

                          TABLE OF CONTENTS

                                                               Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income.......................3
         Consolidated Balance Sheets.............................4
         Consolidated Statements of Cash Flows...................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................14

SIGNATURE.......................................................15








-------------------------------------------------------------------

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

All percentage changes in this report are based on unrounded amounts.



                           LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars in Thousands Except Per Share Data)
                                            (Unaudited)
                                     Third Quarter   Third Quarter    Nine Months     Nine Months
                                         Ended           Ended           Ended           Ended
                                      August 27,      August 28,       August 27,      August 28,
                                         1995            1994             1995            1994
                                      -----------    ------------     -----------     -----------
Net sales                            $  1,738,611    $  1,588,116    $  4,764,474    $  4,308,080
Cost of goods sold                      1,012,681         957,119       2,821,014       2,615,218
                                      -----------     -----------     -----------     -----------
   Gross profit                           725,930         630,997       1,943,460       1,692,862
Marketing, general and
  administrative expenses                 431,248         365,956       1,229,639       1,043,192
Other operating (income),
  net                                      (6,698)         (3,056)        (17,360)         (6,456)
                                      -----------     -----------     -----------     -----------
   Operating income                       301,380         268,097         731,181         656,126
Interest expense                            3,951           4,740          11,510          15,472
Other (income) expense, net               (11,021)         28,466         (31,676)         35,509
                                      -----------     -----------     -----------     -----------
   Income before taxes and
     cumulative effects of changes
     in accounting principles             308,450         234,891         751,347         605,145
Provision for taxes                       120,295          93,956         293,025         242,058
                                      -----------     -----------     -----------     -----------
   Income before cumulative effects
     of changes in accounting
     principles                           188,155         140,935         458,322         363,087
Cumulative effects of changes in
  accounting principles:
     Postretirement benefits other
       than pensions (SFAS 106),
       net of applicable income tax
       benefits of $153,885                    --              --              --         248,429
     Income taxes (SFAS 109)                   --              --              --         (11,912)
                                      -----------     -----------     -----------     -----------

   Net income                        $    188,155    $    140,935    $    458,322    $    126,570
                                      ===========     ===========     ===========     ===========


Income per common share:
   Income before cumulative effects
     of changes in accounting
     principles                      $       3.57    $       2.68    $       8.70    $       6.90
   Postretirement benefits other
     than pensions (SFAS 106)                  --              --              --            4.72
   Income taxes (SFAS 109)                     --              --              --           (0.23)
                                      -----------     -----------     -----------     -----------
   Net income                        $       3.57    $       2.68    $       8.70    $       2.41
                                      ===========     ===========     ===========     ===========

Average common shares outstanding      52,689,508      52,642,544      52,679,126      52,623,153
                                      ===========     ===========     ===========     ===========



                                                                                       Page 1 of 2
                           LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)
                                                                    August 27,      November 27,
                                                                       1995             1994
                                                                    ----------      ------------
                                                                   (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                       $ 1,060,008     $    813,320
   Trade receivables (less allowance for doubtful accounts:
     1995 - $33,173; 1994 - $28,066)                                   852,959          908,690
   Inventories:
     Raw materials                                                     119,040          122,947
     Work-in-process                                                   161,639          165,180
     Finished goods                                                    667,707          494,636
                                                                    ----------      -----------
       Total inventories                                               948,386          782,763
   Deferred tax assets                                                  77,345           66,160
   Other current assets                                                137,834           95,005
                                                                    ----------      -----------
       Total current assets                                          3,076,532        2,665,938

Property, plant and equipment (less accumulated depreciation:
  1995 - $506,202; 1994 - $454,376)                                    830,882          669,606
Goodwill and other intangibles (less accumulated amortization:
  1995 - $195,369; 1994 - $180,920)                                    324,385          341,355
Noncurrent deferred tax assets                                         206,995          204,574
Other assets                                                            47,815           43,836
                                                                    ----------      -----------
                                                                   $ 4,486,609     $  3,925,309
                                                                    ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt and capital lease
     obligations                                                   $       386     $     25,974
   Short-term borrowings                                                19,642           23,701
   Accounts payable                                                    263,535          286,675
   Accrued liabilities                                                 403,986          339,395
   Salaries, wages and employee benefits                               279,852          279,038
   Taxes payable                                                       188,745          142,348
   Dividends payable                                                    39,677            1,266
                                                                    ----------      -----------
       Total current liabilities                                     1,195,823        1,098,397
                                                                    ----------      -----------



                                                                                       Page 2 of 2
                           LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                       (Dollars in Thousands)
                                                                    August 27,      November 27,
                                                                       1995             1994
                                                                    ----------      ------------
                                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (continued)
Long-term debt and capital lease obligations  -
    Less current maturities                                             16,487           16,720
                                                                    ----------      -----------
Long-term employee related benefits                                    786,357          720,168
                                                                    ----------      -----------
Long-term tax liability                                                393,360          393,360
                                                                    ----------      -----------
Minority Interest                                                       32,779           36,837
                                                                    ----------      -----------
Common Stock - Employee Stock Purchase and Award Plan
    and Management Liquidity Program:
    Class E common stock - $.10 par value; issued:
      1995 - 543,140 shares; 1994 - 431,123 shares
      (Redemption value $85,273)                                            54               43
    Class L common stock - $.10 par value; issued:
      1995 - 476,689 shares; 1994 - 547,531 shares
      (Redemption value $153,301)                                           48               55
    Additional paid-in capital, common                                 217,969          188,144
                                                                    ----------      -----------
       Total common stock - Employee Stock Purchase
         and Award Plan and Management Liquidity Program               218,071          188,242
                                                                    ----------      -----------

Stockholders' Equity:
    Class E common stock - $.10 par value; authorized
      100,000,000 shares; issued and outstanding:
      1995 - 953,058 shares; 1994 - 939,747 shares                          95               94
    Class L common stock - $.10 par value; authorized
      170,000,000 shares; issued:  1995 and 1994 -
      51,279,219 shares                                                  5,128            5,128
    Additional paid-in capital, common                                 189,151          187,369
    Retained earnings                                                1,596,123        1,227,897
    Translation adjustment                                              71,741           71,623
    Pension liability                                                       --             (701)
    Treasury stock, at cost - Class E:  1995 - no shares;
      1994 - 10,221 shares; Class L:  1995 and
      1994 - 499,749 shares                                            (18,506)         (19,825)
                                                                    ----------      -----------

      Total stockholders' equity                                     1,843,732        1,471,585
                                                                    ----------      -----------
                                                                   $ 4,486,609     $  3,925,309
                                                                    ==========      ===========




                           LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In Thousands)
                                            (Unaudited)
                                                                    Nine Months     Nine Months
                                                                       Ended           Ended
                                                                     August 27,      August 28,
                                                                       1995             1994
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by operating activities                      $    561,992    $    546,506
                                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           (233,292)        (97,493)
  Decrease of net investment hedge                                      (11,571)           (138)
  Investment in joint venture                                            (4,816)             --
  Other, net                                                              1,180           1,118
                                                                    -----------     -----------
    Net cash used for investing activities                             (248,499)        (96,513)
                                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                        (47,667)         (2,289)
  Repayments of long-term debt                                          (25,893)        (89,647)
  Proceeds from sale of common stock to employee plans                   18,647          21,622
  Purchase of management Class L common stock                            (9,493)         (9,570)
  Net increase (decrease) in short-term borrowings                       (4,483)         27,109
  Other, net                                                              1,969          (1,162)
                                                                    -----------     -----------
    Net cash used for financing activities                              (66,920)        (53,937)
                                                                    -----------     -----------
Effect of exchange rate changes on cash                                     115          12,829
                                                                    -----------     -----------
Net increase in cash and cash equivalents                               246,688         408,885
Beginning cash and cash equivalents                                     813,320         252,673
                                                                    -----------     -----------
Ending cash and cash equivalents                                   $  1,060,008    $    661,558
                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                       $     14,707    $     12,281
    Income taxes                                                        260,234         219,466
  Non-cash financing activities:
    Increase in Management Liquidity Program
     Class L common stock                                                22,458              --
    Decrease in retained earnings due to
     Management Liquidity Program                                       (10,964)             --





              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Summary
Worldwide demand for the Company's denim products drove third quarter 1995 net income to a record $188.2 million, 34 percent higher than the prior year period. Record third quarter sales (primarily on the strength of the Levi's(R) brand Red Tab(TM) and Orange Tab(TM) products), record gross profit and higher other income, net, which more than offset higher marketing, general and administrative expenses attributed to the record earnings results.

Record year-to-date 1995 net income of $458.3 million increased $331.8 million from 1994 substantially due to strong 1995 business performance coupled with the effects of adopting Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1994. Excluding the effects of adopting both SFAS Nos. 106 and SFAS No. 109 "Accounting for Income Taxes" in 1994, the Company's net income would have increased 26 percent over 1994 due to the same reasons noted above for the quarter.

Full year 1995 net income is expected to be significantly higher than 1994 mostly due to the strong third quarter year-to-date 1995 performance, projections for a record breaking 1995 fourth quarter, the 1994 effects of adopting SFAS No. 106 and a tax agreement that is expected to be finalized in the fourth quarter of 1995 (see Provision for Taxes caption). However, net income is expected to be negatively impacted by 1995 planned costs associated with the Company's global initiatives on customer service.

Net Sales
Record dollar sales for the 1995 third quarter increased 9 percent over the comparable quarter of 1994 due to a 6 percent increase in unit sales, 3 percent increase in average unit selling prices and favorable translation rates of certain currencies to the U.S. dollar. These results were attributable to record dollar and unit sales performances by the Europe division, women's U.S. Levi's(R) brand product line, Asia Pacific division and men's U.S. Levi's(R) brand product line. Year-to-date 1995 dollar sales were also a record increasing 11 percent over the prior year period for the same reasons.

Record U.S. dollar sales of $1.1 billion and $2.9 billion for the current quarter and year-to-date increased 7 percent and 9 percent, respectively, over the prior year periods due to record unit sales. The women's and men's U.S. Levi's(R) brand product lines record results were attributable to increased sales for Red Tab(TM) products for juniors and Red Tab(TM) and Orange Tab(TM) products for men. Additionally, the men's Dockers(R) brand product line posted record year-to-date dollar sales reflecting the improved availability of wrinkle-resistant products.

Outside the U.S., record 1995 third quarter and year-to-date dollar sales of $635.6 million and $1.9 billion increased 14 percent and 13 percent, respectively, over the comparable periods of 1994 mostly due to record dollar and unit sales both in the Europe and Asia Pacific divisions. The strong performance in Europe reflects the positive effects of translation rates of certain European currencies to the U.S. dollar and the continuing demand for the Company's basic denim products, mainly the 501(R) family of products and other Red Tab(TM) products. The Asia Pacific division's results were mostly attributable to favorable translation rates of the Japanese Yen to the U.S. dollar and a third quarter 1995 unit sales increase of 15 percent (principally in Japan and Korea).

Total Company dollar and unit sales for 1995 are expected to increase from 1994, due to projected increases in dollar and unit sales for the Europe division, U.S. Levi's(R) women's brand and U.S. Dockers(R) men's brand.

Gross Profit
As a percent of sales and dollars, gross profit for both the current quarter and year-to-date increased two percentage points and 15 percent, respectively, compared to the same 1994 periods mostly due to record unit sales, higher overall average unit selling prices and lower U.S. production costs.

U.S. production costs for the current quarter and year-to-date were lower than the prior year primarily due to greater utilization of production capacity at certain U.S. owned and operated facilities in 1995. Additionally, the Company's overall efforts directed at cost effectiveness have contributed to the lower production costs in the current year.

The businesses outside the U.S. continue to record higher gross profit as a percent of sales than businesses in the U.S., mostly due to higher overall average unit selling prices and a more favorable product mix; the non-U.S. businesses sell a greater proportion of higher margin denim bottoms (predominately 501(R) and Red Tab(TM) products). The businesses outside the U.S. represented 49 percent of the Company's 1995 year-to-date profit contribution before corporate expenses and taxes, compared to 54 percent in 1994. The lower year-to-date 1995 percentage was primarily due to higher U.S. sales volume throughout the nine months of 1995 compared to 1994.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses, as a percentage of sales, for the current quarter and year-to-date were 25 percent and 26 percent, respectively, compared to 23 percent and 24 percent, respectively, for the prior year periods. In dollars, marketing, general and administrative expenses for the third quarter and year-to-date 1995 both increased 18 percent over the comparable 1994 periods. These increases were mostly due to higher administrative, advertising, selling and distribution expenses.

Administrative expense for the current quarter and year-to-date increased 29 percent and 31 percent, respectively, from the prior year periods primarily due to compensation costs as a result of higher earnings that exceeded pre-established targets. These costs relate to the Company's long-term performance plan and a new performance and pay program, Partners in Performance. Expenses in connection with the Company's customer service initiatives and compensation expense related to the Management Liquidity Program (see Management Liquidity Program caption) as a result of a 17 percent increase in the Company's stock valuation also contributed to the increase in administrative expense.

Advertising expense, in dollars, for the current quarter and year-to-date was 14 percent higher than both the comparable periods of 1994 and was higher as a percent of sales primarily due to increased cinema, television, print and billboard advertising to support the Dockers(R) brand roll-out and new television campaigns for the Levi's(R) brand in Europe. In the U.S., the men's Levi's(R) brand launched a new advertising campaign entitled "501 Reasons."

Current quarter and year-to-date selling expense increased
17 percent and 11 percent, respectively, from the prior year periods primarily due to increased sales volume. Distribution expense, in dollars, for the third quarter and year-to-date 1995 increased 18 percent and 15 percent, respectively, over the comparable periods of 1994 and was higher as a percentage of sales primarily due to increased staffing in the U.S. to meet increased unit volume and costs associated with conversion to a new distribution center in Germany.

Other Operating (Income), Net
Third quarter other operating (income), net increased $3.6 million from the prior year period primarily due to 1994 costs associated with the Company's data center relocation and higher 1995 licensee income. On a comparative year-to-date basis, other operating (income), net increased $10.9 million mostly due to the same reasons noted above and the 1994 recognition of costs associated with environmental-related soil remediation of a facility previously owned by the Company. The year-to-date increase was partially offset by start-up costs associated with U.S. Company-owned retail and outlet stores.

Interest Expense
Current quarter and year-to-date interest expense decreased
17 percent and 26 percent, respectively, from the comparable periods of 1994 primarily due to lower average debt balances. Debt reductions after the third quarter of 1994 included the repayment and cancellation of dividend notes payable to Class L stockholders using cash flows from operations.

The Company expects 1995 interest expense related to borrowings to be lower than 1994 due to anticipated lower 1995 average debt levels. Current debt levels are marginally affected by the high interest rate markets of non-U.S. countries where a high proportion of debt resides.

Other (Income) Expense, Net
Current quarter and year-to-date other income, net increased
$39.5 million and $67.2 million, respectively, from the prior year periods mostly due to unfavorable net foreign currency transactions in 1994 and higher interest income on investments in 1995, partially offset by costs for foreign currency option contracts. The third quarter 1995 and year-to-date net foreign currency (gains) losses included unrealized transaction (gains) losses of $3.7 million and $(16.5) million, respectively, and realized transaction losses of $.2 million and $32.1 million, respectively, relating to the Company's forward currency contracts to third parties.

Provision for Taxes
The increase in the 1995 third quarter and year-to-date provision for taxes compared to the prior year periods was primarily due to higher current quarter and year-to-date earnings. The effective tax rate for both the current quarter and year-to-date was 39 percent compared to 40 percent for the same periods of 1994. The one percentage point decrease was due to a change in the mix of U.S. and non-U.S. earnings and a decrease in taxes on the undistributed earnings of non-U.S. subsidiaries.

The Company is currently in negotiation with U.S. and foreign tax authorities regarding a mutually acceptable agreement on foreign royalty payments. Final resolution is expected in the fourth quarter of 1995 and would result in an approximate $100 million one-time reversal of previously recorded deferred taxes on unremitted foreign earnings. Accordingly, the 1995 effective tax rate would decrease approximately 11 percentage points compared to 1994.

FINANCIAL CONDITION AND LIQUIDITY
Trade Receivables
Trade receivables of $853.0 billion decreased 6 percent from year-end 1994 due to a higher level of product pre-shipments to retailers at year-end 1994. Partially offsetting this decrease were higher non-U.S. trade receivables as a result of increased sales in the Europe division. As a percent of sales, current quarter trade receivables decreased 5 percent from year-end for the same reasons. The allowance for doubtful accounts increased 18 percent from year-end 1994 mostly due to concerns related to the economic environment in Japan. Effective October 1, 1995, to be more aligned with industry standards, the Company changed the collection terms of its U.S. accounts.

Inventories
Inventories at third quarter 1995 were $948.4 million, 21 percent higher than the year-end 1994 level substantially due to higher U.S. inventories to meet anticipated shipping requirements for the Holiday selling season. Higher inventory levels consist of men's wrinkle-resistant Dockers(R) products, Levi's(R) jeans for men and women (predominately Red Tab(TM) and Orange Tab(TM) products) and Levi's(R) youth (Orange Tab(TM) and Little Levi's(R) products).

Inventories outside the U.S. increased slightly from year-end 1994, primarily due to higher inventories in the Europe division and Canada that were partially offset by lower inventories in Japan. The lower inventories in Japan reflect inventory markdowns for slow moving products that were recorded during 1995.

Property, Plant and Equipment
Property, plant and equipment, net of $830.9 million increased
24 percent from year-end 1994 primarily due to capital expenditures in the U.S. that were partially offset by depreciation expense during the period.

U.S. capital expenditures were mostly related to the customer service initiative, and included construction costs and equipment purchases for customer service centers and the purchase of desk-top computer system hardware.

Actual spending on capital projects during 1995 is expected to be $325 million, including approximately $195 million related to the Company's U.S. customer service initiative and the balance on global ongoing equipment and facilities needs.

Working Capital
Working capital at the end of the 1995 third quarter increased $313.2 million from year-end 1994 to $1.9 billion. In addition, the current ratio increased to 2.6 from 2.4. The increase in working capital was primarily due to cash and cash equivalents generated from operations, higher inventories and higher other current assets (which included prepaid premium costs for the Company's foreign currency option contracts). The increase in working capital was partially offset by lower trade receivables, higher accrued liabilities and higher taxes payable. The increase in accrued liabilities included higher U.S. and non-U.S. advertising accruals.

Liquidity and Capital Resources
The increase of $246.7 million in cash and cash equivalents from year-end 1994 was mostly due to cash provided by operations that was partially used for purchases of property, plant and equipment, payment of dividends and the net repayment of debt. Remaining cash balances were invested in money market interest bearing investments maturing under one year. The Company anticipates utilizing a portion of this cash to fund costs related to its global initiatives on customer service, other capital expenditure projects and dividend payments.

During 1995, the Company used cash from operations to repay its fourth and final series of dividend notes payable to Class L stockholders, plus accrued interest totaling $22.5 million. At August 27, 1995, the Company's total outstanding debt balance was $36.5 million, 45 percent lower than year-end 1994.

During the second quarter of 1995, the Company extended its $200.0 million revolving line of credit for another year.
Subsequent to the end of the third quarter, the Company renegotiated and amended its revolving line of credit to a term of five years. In addition, the amendment allows for lower commitment fees, lower interest rate basis points and less stringent covenants than the original facility. The Company has no borrowings outstanding on this line.

Commitments
The Company has forward currency contracts to buy the aggregate equivalent of $294.0 million of various European currencies to hedge currency exposures resulting from intercompany transactions and net investment positions. The Company has forward currency contracts to sell the aggregate equivalent of $407.0 million of numerous European currencies, Japanese Yen, New Zealand Dollars, Canadian Dollars and Australian Dollars. These contracts hedge currency exposures resulting from sourcing operations as well as net investment positions, intercompany royalties and dividend payments. In addition, the Company has Belgian Franc forward currency contracts to sell the aggregate equivalent of $261.4 million of various European currencies. These contracts hedge currency exposures resulting from intercompany receivables and payables.

Additionally, the Company has the right to sell Japanese Yen, Netherlands Guilders and Belgian Francs totaling $400.0 million to hedge intercompany royalties, piece goods and finished goods purchases, and net investment position.

These contracts are at various exchange rates and expire at various dates through 1996.

Long-Term Employee Related Benefits
Long-term employee related benefits of $786.3 million increased
9 percent from year-end 1994 primarily due to expenses accrued for deferred retiree medical liabilities (for service cost of benefits earned and interest cost on the accumulated benefits obligation) and workers' compensation. As a result of new state workers' compensation legislation in Texas and the Company's safety programs and alternative manufacturing systems implementation, workers' compensation accruals have been growing at a slower rate over the past two years.

Executive Stock Appreciation Rights
During the second quarter of 1995, two executives each received
40,000 SARs that were granted in November 1994 at an initial grant value of $129 per SAR. These SARs vest over several years and become exercisable commencing in 1997.

Management Liquidity Program
As a result of a $23.00 per share increase in the current appraised stock value, the Company recorded compensation expense for participating stock options and related exercise bonus totaling $13.8 million, decreased retained earnings by $11.0 million for participating shares and increased Management Liquidity Program Class L common stock by $22.5 million during the second quarter of 1995. The May 1995 appraised stock value of $157 per share was determined by the valuation of an independent investment banking firm for the Company's employee stock plans.

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

ADDITIONAL INFORMATION
U.S. Customer Service Initiative
The timetable and implementation plan for the Company's U.S. customer service initiative has been revised to allow the Company to continue to mitigate disruption to its ongoing business and strain on Company resources, including its employees. Cost estimates for this revision have not yet been determined and are currently under review.

SUBSEQUENT EVENTS
Stock Option Exercise
On September 1, 1995, 94,999 stock options were exercised at a price of $3.50 per share. Class L Treasury Stock was reissued and reclassified as Management Liquidity Program Class L common stock. Correspondingly, the Company disbursed $1.9 million for the related exercise bonus.

Payment of Dividends
In June 1995, the Board of Directors declared a dividend of $.75 per share (totaling $39.6 million), which was paid on September 15, 1995 to Class E and Class L stockholders of record on September 1, 1995.

Honorary Chairman of the Board Passes Away
On September 20, 1995, Walter A. Haas, Jr., Honorary Chairman of the Board of Directors of Levi Strauss Associates Inc., passed away in San Francisco at the age of 79.




                     PART II.  OTHER INFORMATION
             LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     10a     Amendment dated July 6, 1995 to the Employee
             Investment Plan of Levi Strauss Associates Inc.

     10b     1995 Amended and Restated Credit Agreement dated
             September 22, 1995 among the Company, Bank of America N.T. & S.A. and other financial institutions named therein.


(b) There were no reports on Form 8-K filed with the Commission during the third quarter of 1995.



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



                                       LEVI STRAUSS ASSOCIATES INC.
                                       ----------------------------
                                                (Registrant)


Date:  October 10, 1995

                         By           /s/Richard D. Murphy
                            ---------------------------------------
                                        (Richard D. Murphy)
                            Vice President and Corporate Controller