Form 10-K405
period 1995-11-26
STRAUSS LEVI ASSOCIATES INC
filed 1996-02-21
CIK 778977

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 26, 1995      Commission file number:  33-762
                          -----------------


                         LEVI STRAUSS ASSOCIATES INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                             94-2973849
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate value of the registrant's voting stock held by non-affiliates, at $189 per share (based on the latest independent valuation), was approximately $94.5 million at February 2, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                   Outstanding at
     Class of Common Stock                        February 2, 1996
     ---------------------                        ----------------
     Class E common stock, $.10 par value          1,489,159 shares
     Class L common stock, $.10 par value         51,351,158 shares

Documents incorporated by reference:    None

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                     Page
                                                    PART I

Item 1.    Business.................................................................................   3
Item 2.    Properties...............................................................................  17
Item 3.    Legal Proceedings........................................................................  18
Item 4.    Submission of Matters to a Vote of Security Holders (in the 1995 fourth quarter).........  18

                                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....................  19
Item 6.    Selected Financial Data..................................................................  20
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....  21
Item 8.    Financial Statements and Supplementary Data..............................................  29
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  59

                                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.......................................  60
Item 11.   Director and Executive Compensation......................................................  65
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................  75
Item 13.   Certain Relationships and Related Transactions...........................................  78

                                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................  80

SIGNATURES..........................................................................................  85
Corporate Directory.................................................................................  88

-------------------------------------------------------------------------------
All percentage changes in this report are based on unrounded amounts.

                                     PART I
                               ITEM 1.  BUSINESS

General

Levi Strauss Associates Inc. (the "Company") is the world's largest brand-name apparel manufacturer. The Company designs, manufactures and markets branded jeans and casual sportswear for men, women and youth, including jeans, slacks, shirts, jackets, skirts and fleecewear. Its products are manufactured and sold in numerous countries throughout the world and are primarily marketed under the Levi's(R) and Dockers(R) trademarks.

In February 1996, the Company entered into a transaction designed to create a new, refocused Company which would be dedicated to remaining privately-held and managed with an explicit commitment to achieving superior financial returns while operating in a values-oriented manner. In the transaction, participating holders of the Company's Class L Common Stock (Class L Shares) would acquire shares of a new corporation by contributing Class L Shares. The new corporation would then buy, for cash in a merger, all of the remaining shares of the Company's Class L Common Stock and all outstanding shares of the Company's Class E Common Stock. (See Note 20 to the Consolidated Financial Statements contained in this Form 10-K for further information.)

The Company is a leader in the apparel industry; its brands are among the strongest in the industry and the most widely recognized by consumers in its markets worldwide. Sales of jeans (made of denim, corduroy, twill and other fabrics) and jeans-related products, primarily marketed under the Levi's(R) brand, are the predominant source of revenue for the Company. Worldwide revenues of jeans and jeans-related products for 1995 were $5.2 billion, or 78% of total revenues. Casual sportswear, primarily natural fiber pants and tops marketed under the Dockers(R) brand, are also an important source of revenue in the U.S. and continue to be introduced in selected non-U.S. markets.

Industry Overview

The worldwide apparel market is greatly affected by demographic trends, frequent shifts in prevailing fashions and styles, international trade and economic developments, and retailer practices. The Company's market success is dependent on its ability to quickly and effectively initiate and/or respond to changes in market trends and other consumer preferences. Further, as consumers worldwide become more price and value conscious and competitors offer lower priced and innovative products, the Company actively promotes brand awareness and product loyalty and continues to focus on product innovation and development. The ongoing competitive nature of the apparel industry and market trends present a continuous risk that new products or market segments may emerge and compete with the Company's existing products and/or markets.

The Company's market success is also dependent on the quality of service that it provides to its customers. Retailers are striving to maintain lower inventory positions and place orders closer in time to requested delivery dates. Additionally, retailers are demanding increasing levels of floor-ready and receipt-ready programs and enhanced store merchandising support. Recent changes in the U.S. retail industry, including an increasing number of retail failures and consolidations, have resulted in more centralized buying practices and potentially greater credit exposures from customers. In response, the Company emphasizes the importance of developing effective business partnerships with retail customers, focused on customer service and well-defined product and marketing programs.

Organization Structure

The Company's current operating structure consists of two principal organizations: Levi Strauss North America (LSNA) and Levi Strauss International
(LSI). LSNA is comprised of the Company's businesses in the U.S., Canada and Mexico. The operating structure of LSNA is organized along brand lines: the Levi's(R) brand, Dockers(R) brand and Brittania(R) brand. The Company recently introduced the SLATES(TM) brand for which sales are expected to commence in the U.S. during fiscal year 1996.

LSI manufactures and markets jeans and casual apparel outside of North America and is organized regionally into the Europe, Latin America and Asia Pacific divisions. Each international division is responsible for manufacturing, marketing, sales, distribution, finance and information systems activities.

Principal Brands
Levi's(R) Brand

The Levi's(R) brand is comprised primarily of jeans and jeans-related products that traditionally have been the Company's key products. In addition to the 501(R) family of jeans, the Levi's(R) products include Red Tab(TM), Orange Tab(TM) and silverTab(TM) jeans and related products for men, women and youth. Sales of Levi's(R) products in the U.S. for fiscal years 1995, 1994 and 1993 were $3.1 billion, $2.8 billion, and $2.6 billion, respectively.

Record dollar sales were established for fiscal year 1995 by the Levi's(R) brand. The men's jeans business established record levels of unit and dollar sales, with favorable comparisons to prior year levels in all major product categories. Recently, strong performance in Levi's(R) Women's jeans contributed to record 1995 sales. Major areas of growth continue to be in basic jeans products (501(R), Red Tab(TM) and Orange Tab(TM)), silverTab(TM) products and shirts for jeans. In the Europe division, led by Germany and Italy, high demand for basic denim products, most notably the 501(R) family of jeans, drove sales increases for 1995. The Asia Pacific division, primarily Japan, experienced conflicting consumer demand for core heavy weight denim products versus alternative lighter weight fabric products. Further, continuing growth opportunities exist in the Asia Pacific division as evidenced by the strong performance in South Korea which contributed to increased unit sales during fiscal year 1995.

The Company anticipates sales growth in 1996 across all markets served by the Levi's(R) brand. Sales of Levi's(R) jeans for women are expected to be higher in 1996 compared to 1995 due to increased market demand and expanded product offerings. Traditional blue denim and colored denim bottoms and shorts, loose silhouettes and coordinating tops are expected to continue as prominent products sold to the youth market in 1996.

Dockers(R) Brand

The Dockers(R) brand consists of casual sportswear for men, women and youth. The principal products under the Dockers(R) brand are men's casual and dress slacks, including wrinkle-resistant products. Although the Dockers(R) brand is driven by the men's category, the brand also serves the women's and youth casual slacks markets and offers complementing tops. U.S. sales of Dockers(R) products for 1995, 1994 and 1993 were $876.4 million, $808.3 million and $953.7 million, respectively.

Sales of Dockers(R) brand increased in fiscal year 1995 as a result of the continued popularity of men's products in North America, specifically the wrinkle-resistant products. Offsetting these sales were the continued decreased sales of women's and youthwear products. During 1995, positive response to the Dockers(R) brand was seen in most European markets, although Germany did not produce anticipated sales levels. The Dockers(R) line of products was launched in Japan and Australia during 1995, adding to the list of non-U.S. markets which currently offer Dockers(R) products, including several western European countries, the Philippines and Hong Kong.

During 1996, the Company intends to continue its focus on the Dockers(R) "khakiwear" vision which it began executing in 1995. Within the U.S., this vision emphasizes the broad continuum of casual products, designed and merchandised to fit a specific niche in the consumer's wardrobe. Outside of the U.S., the Company will continue to launch the Dockers(R) line of products into major metropolitan cities.

SLATES(TM) Brand

The Company announced the SLATES(TM) brand in late 1995 and plans to launch the brand in the Fall of 1996. This brand will add a third component to the Company's presence in the men's pants business by occupying a position between casual pants and tailored clothing and offering a younger attitude than traditional dress pants.

Brittania(R) Brand

The Brittania(R) brand is the Company's value-priced line of jeans and casual apparel that competes in the value-oriented, growing mass merchant category. Products include men and women's jeans, tops and casual sportswear manufactured and marketed under the Brittania(R) and Brittgear(TM) labels.

Fiscal year 1995 Brittania(R) product sales decreased from fiscal year 1994. While demand for men's products has increased slightly, women's products have shown an overall slowdown in sales.

Markets
U.S. Operations

The U.S. retail industry in recent years has experienced substantial transformation through consolidations or closure of a number of major retailers. As a result, major retailers are larger, resulting in more centralized buying practices and greater leverage with suppliers (including the Company), and potentially greater credit exposure for those suppliers. Relationships with these customers are important to the Company; Levi's(R) and Dockers(R) products sold to the Company's top 25 customers in the U.S. accounted for approximately 67% and 65% of total U.S. revenues in fiscal years 1995 and 1994, respectively. Retailers are also seeking more services and support from those suppliers.

Changes in the U.S. retail environment may also have favorable implications for the Company. Major U.S. department stores increasingly are carrying only the top performing national brands as they expand shelf space devoted to lower-priced, private label products. As a result, although the Company faces various pressures from the consolidation of the customer base and the growth of private label, it may benefit from the strength and popularity of Levi's(R) and Dockers(R) products relative to its principal national competitors. This possible emergence of the Levi's(R) and Dockers(R) brands as two of but a few national brands widely carried by major U.S. retailers illustrates the importance of having strong brands and developing effective business partnerships with retail customers, focused on customer service, rapid replenishment and well-defined product and marketing programs.

The Levi's(R) brand products witnessed continued market expansion during fiscal year 1995. The Company experienced increased demand for men's jeans across all product lines, and notable growth in jeans for women. In recognition of the ongoing changes in the jeans market, the Company continues to add new designs, finishes, fabrications and colors to its traditional product lines. Ongoing efforts are placed on coordination with laundry contractors, textile producers and other companies throughout the world to develop concepts and processes to promote finishing development leadership and finished product shade consistency.

The Dockers(R) brand continues to be the most highly recognized and regarded brand among male consumers of casual slacks. The women's and youth Dockers(R) product lines have suffered from a very weak retail environment for moderately priced sportswear products and from a lack of consumer interest in some products. The Company hopes to see long-term benefits from its newly repositioned core pants strategy which was developed in 1994 and began to be executed in 1995. This strategy stems from an emphasis on "khakiwear" and will depend on effective communication to consumers and emphasis on the display of product to enable consumers to quickly recognize the product offerings. The concept is designed to support a young image for the Dockers(R) brand.

The SLATES(TM) brand, which will be launched in 1996, is targeted towards the male consumer in the dress pants category. The brand fits a niche between casual pants and tailored clothing and is intended to offer a younger attitude than traditional dress pants. The target market for this brand will be male consumers aged 40 and over.

The Brittania(R) brand represents the Company's presence in the growing mass merchant channel. This channel currently comprises over 40% of the jeans market. The Brittania(R) brand offers low-priced, high quality products to major mass merchant accounts and is a component of the overall U.S. marketing strategy.

Non-U.S. Operations

The Company has the largest and most successful international business among its principal competitors. The Company markets products in over 40 countries outside of the U.S., with recent entries in India and South Africa, and explores and evaluates new markets on an ongoing basis. Non-U.S. operations produced 39% of the Company's net sales in fiscal years 1995 and 1994 and contributed 48% and 50% to earnings before corporate expenses and interest during 1995 and 1994, respectively. Currently, the Company has the largest brand share and strongest brand image in virtually all of its established markets outside of the U.S. The success in these markets is believed to be due to the Company's brand image and reputation, the continuing focus on core jeans products and the quality of its retail distribution, including stores that sell only Levi's(R) products.

In many countries, jeans are generally perceived as a fashion item rather than a basic, functional product and, like many apparel items, are higher-priced relative to the U.S. market. Core denim jeans, especially the 501(R) family of products, continue as key products in Europe and Canada. In Western Europe, mainly the U.K., France and Spain, higher volumes and more favorable pricing strategies were realized in 1995. Italy and Poland also experienced favorable performance due to the strong demand for basic jeans products. In the Asia Pacific division, particularly in Japan, sales were flat due to the continued depressed economy and retail conditions. Sales in other Asia Pacific affiliates, namely the Philippines and Korea, have also increased. In Mexico, the Levi's(R) brand continues to be the market share leader with sales remaining stable in spite of the continuing recession. Brazil maintains the highest level of sales activity within the Company's Latin America division. The Company entered into the Argentina market in late 1995.

Risks of Non-U.S. Operations

The Company's non-U.S. operations, including its use of non-U.S. manufacturing sources, are subject to the usual risks of doing business outside the U.S. These risks include adverse fluctuations in currency exchange rates, varying degrees of socio-economic and political instability and other risks similar to those seen in the U.S. including changes in import duties or quotas, disruptions or delays in shipments and transportation and labor disputes. The Company is also exposed to risks associated with changes in the laws and policies that govern foreign investment in countries where it has operations and, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment. The Company continually evaluates the risk of non-U.S. operations when considering capital and reinvestment alternatives. The Company also uses various currency hedging strategies to mitigate the effects of currency fluctuations.

In many non-U.S. countries, the appeal of Levi's(R) products, particularly the 501(R) family of products, has generated higher prices for those products than those in the U.S. This encourages diversion of Levi's(R) products sold in the U.S. to countries where the products command higher prices. The Company is taking steps to discourage diversion, however, the recent weakening of the U.S. dollar compared to certain European currencies has reduced in some measure the effectiveness of these steps. In addition, the approach may result in U.S. retailer and consumer resistance to the higher pricing for the U.S. products, a factor of particular concern given increased retailer and consumer value-consciousness. More recently, certain currencies within Europe have weakened against the German mark and French franc, resulting in cross-border diversion. This occurrence adversely affects pricing strategy in Europe.

Across many markets, a growing problem faced by the Company is the counterfeiting of its Levi's(R) brand products. Counterfeit products primarily originate in Asia and the most lucrative market for the sale of these products is Europe. The Company pursues and prosecutes counterfeiters because of the serious negative effects which could result from the presence of these products in the markets, including erosion of brand image and consumer confidence.

Competition

The Company and its largest competitor in the U.S. jeans market, VF Corporation, account for approximately one-half of the units sold in the U.S. jeans market. The Company believes that the combined brand share of its Levi's(R) and Brittania(R) products in the U.S. jeans market is second only to the combined share of VF Corporation's four principal brands, Wrangler(R), Lee(R), Rustler(R) and Lee Riders(R). As a result of the changing retail environment, competition is also emerging from some of the Company's customers who have developed private-label products. The Company is seeking to strengthen relationships and consumer loyalty through the use of dedicated channels (i.e., Original Levi's Stores in the U.S. and overseas), by utilizing targeted consumer marketing and maintaining a presence on the Internet.

The Company believes that the Dockers(R) brand has surpassed its traditional competitors in market share. As these traditional competitors have begun to lose retail space, specialty stores, mail-order marketers and fully integrated lines are presenting new competition for the Dockers(R) products. Further, import competition is more prevalent in the casual apparel market than in the jeans market. Apparel imports have generally lower labor costs and may exert downward pressure on prices of casual wear products. This situation is limited to some extent by U.S. trade policies that restrict apparel imports through quotas and tariffs.

In the Company's principal markets outside of the U.S., although there is no single competitor in the jeans market with a comparable global market presence, there are numerous local competitors of varying strengths which are beginning to exert greater pressures. In Japan, the Levi's(R) brand faces strong competitors who have gained market share by reducing prices in response to the growing number of value-oriented consumers. Additionally, as in the U.S., competition from retailers' house brands is increasing in many countries.

Distribution

The Company distributes its Levi's(R) and Dockers(R) products through retail stores that satisfy its account selection criteria and sell directly to the retail consumer. The Company does not sell its first quality "in season" products to wholesalers, jobbers or distributors, and maintains a compliance program to enforce its distribution policy and to control unauthorized diversionary sales of its products. The Company believes that industry leadership and brand strength of its core products are maintained through the use of traditional distribution channels including department stores, specialty stores and national chains.

The Company distributes Brittania(R) products principally through mass merchant channels, including Kmart Corporation and Target Stores. Mass merchandisers comprise approximately 5% of the Company's U.S. unit sales.

Outside of the U.S., the retail industry differs from country to country. In some regions the Company's primary customers are large chain retailers with centralized buying power. In other countries, the retail industry is comprised of numerous smaller, less centralized shops. The Company also distributes to approximately 1,100 independently owned stores outside the U.S. that sell only Levi's(R) brand products. These stores are strategically positioned in prime locations around the world and offer a broad selection of premium Levi's(R) products using special retail fixtures and visual merchandising. The Company believes these stores are of strategic importance in enhancing the brand image of Levi's(R) products.

Company-Owned Retail and Outlet Stores/Retail Joint Venture

In order to enhance the image and values of the Levi's(R) and Dockers(R) brands, the Company has begun implementation of a five-year plan to open up to 100 Original Levi's Stores and 50 Dockers Shops at various locations throughout the U.S. Of the 100 Original Levi's Stores planned, up to 50 are to be established through a joint venture relationship with Designs, Inc., in which the Company has a 30% equity interest, and the remaining stores will be owned and operated by the Company. This joint venture was established in January 1995. The Original Levi's Stores and Dockers Shops sell only Levi's(R) and Dockers(R) branded products. The Company believes that by managing these stores directly, management will learn the needs of both retailers and consumers. Premier stores will be operated only in key markets and locations most able to help the Company achieve its primary focus of maintaining a high brand image, such as downtown urban locations and selected high visibility regional malls. The Company's five-year plan also includes the operation of up to 90 outlet stores, seven of which were open as of November 26, 1995, dedicated to each brand in key outlet malls outside major markets. The Company has authorized projects with capital expenditures totaling approximately $177.0 million during the next few years in connection with this program.

As of the end of fiscal year 1995, 21 Original Levi's Stores were open, of which 12 were established with the Company's joint venture partner and eight are Company owned and operated. These stores offer the largest and most comprehensive selection of Levi's(R) products in the U.S. and also currently offer Levi's(R) Personal Pair(TM) jeans, a personal-fit service available to Levi's(R) Jeans for Women customers. During the fourth quarter of 1995, the Company acquired Custom Clothing Technology Corp. (CCTC), the software company responsible for creating the technology behind Personal Pair(TM) products. Personal Pair(TM) jeans are also available at Original Levi's Stores in Canada. The consumer response to the Personal Pair(TM) product has been very favorable, and as such, the Company plans to expand this offering to women's Dockers(R) products, and men's jeans and Dockers(R) products.

The Company had 10 Dockers Shops throughout the U.S. as of the end of fiscal year 1995. As with the Original Levi's Stores, a New York Flagship Dockers Shop was opened in September 1995. These Dockers Shops offer the largest selection of Dockers(R) products in the U.S., including the men and women's Dockers(R) line, Dockers(R) Golf and Dockers(R) Authentics.

To further enhance the Levi's(R) brand image outside of the U.S., the Company opened one owned and operated "flagship" store in London during 1994 and expects to open several other flagship stores in major metropolitan areas outside of the U.S. in 1996.

Advertising and Marketing

The Company devotes substantial resources to advertising and marketing programs which differ according to the conditions of the country targeted. In the U.S., the Company advertises extensively on radio and television and in national publications as well as on billboards and other outdoor displays. It also participates in local co-operative advertising and visual merchandising programs under which the Company shares advertising and point of sale costs with retailers. The Company is increasing its use of in-store presentations in which the Company influences the way its products are presented at the retail level. The Company assists retailers in displaying products in a manner intended to enhance the product's image, promote its quality and present a consistent brand message directly to the consumer. Outside the U.S., advertising themes and strategies vary depending on the culture of the country, however, these themes and strategies seek to maintain consistency in the global positioning of the Levi's(R) brand. In addition to media and point of sale advertising, the Company sponsors international concerts and events.

In 1995, the Levi's(R) brand launched a major 501(R) product line campaign in the U.S. entitled "501 Reasons" and continued several other advertising initiatives supporting women's and youthwear product lines as well as a new Levi's(R) brand trademark campaign. These campaigns continue the Levi's(R)
brand's commitment to a strong consumer marketing focus.   Initially launched in
Europe, the animated "Clayman" campaign became the Company's first global commercial designed to communicate a consistent image for the Levi's(R) brand.

During 1995 the U.S. Dockers(R) brand launched national, regional and outdoor advertising campaigns for men's, women's and youth Dockers(R) products. Specifically, in the Fall of 1995, the Dockers(R) brand launched its "Nice Pants" media campaign designed to create a consistent, younger image for the brand.

In 1995, U.S. and non-U.S. advertising expense was $276.1 million and $175.5 million, respectively, compared to 1994 expenses of $233.5 million and $139.2 million, respectively.

Strategic Initiatives

The importance of customer service, both inside and outside the U.S., prompted the Company to undertake a significant reengineering effort, particularly in the U.S., referred to as its customer service initiative. The U.S. customer service initiative involves development and implementation of new business processes intended to enable the Company to meet a number of defined customer service targets. The Company is also involved in a similar effort in its businesses outside of the U.S.

U.S. Customer Service Initiative

In November 1995, U.S. management re-examined its customer service initiative effort in its entirety. Management reviewed a number of factors, including positive developments in U.S. sales and delivery performance and the complexity of the initiative, resource requirements, escalating costs and business disruption. Management concluded that a continued effort to meet the original customer service targets within the planned timetable was inappropriate due to a lack of cost-effectiveness and business disruption risks. Accordingly, U.S. management has revised the customer service goals, timetable and approach, which is intended to reduce the costs and business disruption risks of the initiative while permitting the Company to maintain a competitive advantage.

Since 1993 and over the next several years, the Company has and plans to incur total capital expenditures of over $400.0 million to support the new U.S. distribution network, expanded system requirements, organization and manufacturing changes. Included in this total capital expenditure projection is over $300.0 million related to the construction, renovation and retrofitting of new and existing customer service centers. The total capital expenditure projection amount includes previously recognized capital expenditures of approximately $280.0 million.

Additionally, the Company plans to spend approximately $450.0 million for transitional expenses, including costs related to the implementation of new software applications, reengineering design and planning, implementation of organization and process changes, training, education and other related expenses. The total amount for transitional expenses include previously recognized expenses of approximately $150.0 million. These costs will be expensed as incurred.

LSI Customer Service Initiatives

The LSI customer service initiatives encompass the Company's affiliates in the Europe, Latin America and Asia Pacific divisions. The objective of the LSI initiatives is to build the capabilities within the LSI organization to make customer service a competitive advantage. Scheduled to begin in 1996, the initiatives will follow a gradual and phased implementation over an extended time-frame and will be integrated into the normal business operations. Based in part upon U.S. experience, LSI management, in reviewing proposed business process designs, is focusing on cost-effectiveness, the anticipated benefits of the initiative, and the impact on business disruption. The Company plans total expenditures (including capital expenditures) related to the customer service initiatives in the Europe, Latin America and Asia Pacific divisions to be approximately $71.0 million during 1996.

Risks of Strategic Initiatives

Although the Company has revised the original objectives, scope and timing of the customer service initiatives, the Company continues to assume substantial risks in undertaking these initiatives. Business and employee disruption, escalating costs and schedule slippage still pose risks to the Company during the reengineering effort. Successful transition to and training of employees for new positions, development and integration of essential information systems, effective completion of new customer service centers and management of manufacturing facility redesign efforts are critical factors leading to the success of the service initiatives.

More broadly, these initiatives involve fundamental changes in the way the Company operates its business. There are numerous commercial, operating, financial, legal and other risks and uncertainties presented by the design and implementation of such programs. The Company is not aware of undertakings of comparable magnitude in the apparel industry, and cannot predict with certainty the outcome of these initiatives. Although there can be no assurance that the Company will successfully design and implement these new business processes, or that the costs of these initiatives will not exceed estimates, the Company believes that the reengineering initiative is essential to maintain its global competitive position.

Information Systems

The Company continues to face challenges in developing the information systems necessary to support new business processes and customer service requirements. The complexities and cost of planning, developing, implementing and integrating new systems were key factors in the Company's decision to refocus its customer service initiative. Inadequate systems occasionally hinder and may adversely affect the Company's decision making processes and execution including, for example, demand forecasting and the use of automated product replenishment arrangements.

The Company is devoting substantial resources to technology acquisition and development, including a major effort to upgrade personal computers throughout both the U.S. and non-U.S. organizations, and development of the systems needed to support the business. In addition, the Company must install new materials handling technologies in the new customer service centers and integrate the software that operates that equipment with the Company's business systems. The Company considers development of flexible, cost-effective technology a critical strategic business issue.

Global Sourcing

Sourcing is a key strategic issue and is critical to the Company's success. In 1995 and 1994, approximately 54% and 50%, respectively, of the apparel production units of the Company's U.S. operations were manufactured by independent contractors. Approximately 42% and 45% of non-U.S. products were manufactured by independent contractors in 1995 and 1994, respectively. In 1995 and 1994, independent contractors were used for the finishing process for approximately 72% and 70%, respectively, of the finished units of U.S. operations. Approximately 47% and 53% of the finishing process for non-U.S. finished units in 1995 and 1994, respectively, was performed by independent contractors.

The Company has a few long-term contracts with certain of its manufacturing sources and competes with other companies for production facilities and import quota capacity. Inability to obtain quality production could adversely affect incremental volume gains in a period of strong sales, a problem experienced from time to time by the Company. Although the Company believes that it has established close relationships with its manufacturing sources, the Company's future success will depend in some measure upon its ability to maintain such relationships.

In line with the Company's efforts to conduct its business in a responsible manner, the Company established its Global Sourcing and Operating Guidelines
(GSOG) to provide direction for the selection of contractors and suppliers. The GSOG is comprised of two parts: 1) the Business Partner Terms of Engagement which address workplace issues that are substantially controllable by individual business partners and 2) the Country Assessment Guidelines which address larger, external issues beyond the control of individual business partners.

The Terms of Engagement assist in selecting business partners that operate work places where ethical, legal, environmental, employment and community involvement standards and practices are consistent with those of the Company. The Country Assessment Guidelines assist in making practical and principled business decisions in balancing the potential risks and opportunities associated with conducting business in a particular country. In making these decisions, issues of brand image, health and safety, the human rights environment, the legal system and the political, economic and social environment are considered in an attempt to determine the degree to which the Company's global corporate reputation and commercial success may be exposed to unreasonable risk.

Cost is also a key component of sourcing. Currently, there is a substantial disparity between U.S. and offshore cost of production. The Company is engaged in various efforts to reduce the costs of U.S. manufacturing (for example, by redesigning processes within individual facilities and worker training), and has a long-term sourcing plan for its U.S. operations. In addition, the Company is rationalizing its supplier base, with development of business partnerships based on terms of engagement, service, financial stability, community support and long-term mutual profitability, not simply low cost, as the key objective. The businesses outside of the U.S. are undertaking similar measures to reduce costs, including using cost-benefit analysis to evaluate sourcing alternatives.

The General Agreement on Tariffs and Trade (GATT) Uruguay Round agreement was implemented on January 1, 1995. The major provision of the agreement which may impact the Company is the phase-out of the textile and apparel quota system, the Multifiber Arrangement (MFA). Most quotas are scheduled to be eliminated after 10 years.

The North American Free Trade Agreement (NAFTA) became effective January 1, 1994. Quota and tariffs are being phased out on apparel products of North American origin over a six to seven year period. Tariffs on the Company's products produced in Mexico from U.S. fabric have had immediate duty-free and quota-free access to the U.S. market.

Trade legislation which may significantly impact the Company in 1996 would be the passage of NAFTA-like preferential tariffs for the Caribbean Basin countries (CBI countries). A "CBI Parity" Bill was introduced in Congress in 1995 but has been opposed by Unions and other groups. At this time, the future of this legislation is uncertain.

Raw Materials

The Company's flagship product is the 501(R) jean. Cone Mills Corp. historically has been and remains the sole worldwide supplier of the denim used in 501(R) jeans. The Company has a long-term supply contract with Cone Mills Corp. but has no other long-term raw materials contracts. The loss of Cone Mill Corp. or other principal suppliers could have an adverse effect on the Company's results and operations. Increases in denim prices would also directly affect the Company's cost and earnings. As part of its U.S. reengineering effort, the Company is rationalizing its supplier base to reduce the number of suppliers it uses for certain fabrics. The Company also purchases large quantities of thread and trim (buttons, zippers, snaps, etc.) but is not dependent on any one supplier for such items.

Cone Mills Corp. and Burlington Industries supplied approximately 28% and 16%, respectively, of the total volume of fabrics purchased by the Company for U.S. operations in 1995. Cone Mills Corp. supplied approximately 30% of the Company's fabric purchases for non-U.S. operations in 1995.

Unshipped Orders

As of November 26, 1995 and November 27, 1994, the Company's unshipped order position for all products was approximately 112 million and 105 million units, respectively. The increase is attributable to the anticipation of a strong first quarter of 1996 for the Levi's(R) brand.

Unit cancellations in 1995 increased 7% from 1994. Although improved inventory management was experienced in the U.S., Canada and Mexico, resulting in lower unit cancellations, slightly higher unit cancellations were seen in the Europe and Asia Pacific divisions. Despite the increase in unit cancellations, unit sales continued to increase.

Trademarks and Licensing Agreements

The Company has a general program concerning the protection and enforcement of its trademark rights. The Levi's(R) trademark, one of the Company's most valuable assets, is registered in over 150 countries. The Company owns and has widely registered other trademarks that it uses in marketing jeans and other products, the most important of which, in terms of product sales, are the 501(R), Dockers(R), Tab Device(R) and Arcuate Stitching Design(R) trademarks. The Company vigorously defends its trademarks against infringement, including initiating litigation to protect such trademarks when necessary.

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

In the Fall of 1995, the Company introduced a new brand of dress slacks under the SLATES(TM) trademark. The Company is in the process of registering this trademark in several countries.

Seasonality

The apparel industry in the United States generally has four selling seasons-- Spring, Summer, Fall and Holiday. New styles, fabrics and colors are introduced on a regular basis, based on anticipated consumer preferences, and are timed to coincide with these retail selling seasons. Historically, seasonal selling schedules to retailers have preceded the related retail season by two to eight months. Outside the U.S., the apparel industry typically has two seasons--Spring and Fall. The Company's business is affected by the general seasonal trends that are characteristic of the apparel industry.

Customers

No customers of the Company accounted for 10% or more of net sales for fiscal year 1995. The Company has no long-term contracts or commitments with any of its customers other than with its retail joint venture partnership.

U.S. sales to the Company's top five retail customers accounted for 39% and 38% of total U.S. revenues for fiscal year 1995 and 1994, respectively. The loss of any of these customers could have a material adverse effect on the Company's results of operations.

The sale of Brittania(R) products to two customers accounted for approximately 71% and 64% of 1995 and 1994 Brittania(R) revenues, respectively. The loss of either of these customers could have an adverse effect on Brittania Sportswear Ltd.'s operations, but not a material effect on the Company's results of operations.

Employees

The Company employs approximately 37,700 people, a majority of whom are production workers. A substantial number of production workers are employed in plants where the Company has collective bargaining agreements with recognized labor unions. The Company considers its employees to be an important asset of the Company and believes that its relationships with employees are satisfactory.

Environmental Laws

Compliance with United States federal, state and local laws enacted for the protection of the environment has to date had no material effect upon the Company's capital expenditures, earnings, or competitive position. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, no assurance can be given that such laws, or any future laws enacted for the protection of the environment, will not have a material adverse effect on the Company.

Foreign and Domestic Operations and Geographic Data
See Note 2 to the Consolidated Financial Statements for information regarding financial data by geographic area.

Social Responsibility

Social responsibility is a matter of strong conviction on the part of the Company. The Company has a long-standing commitment to equal employment opportunity, affirmative action and minority purchasing programs. The Company seeks to be an active corporate citizen in the communities in which it operates and maintains a Worldwide Code of Business Ethics.

The Company has traditionally supported charitable social investment programs and intends to maintain its historical practice of charitable giving. During 1995, the Company made a donation of $19.0 million to the Levi Strauss Foundation. The Company also contributed $.1 million to support matching gifts to the Red Tab Foundation, which was established to provide emergency financial assistance to the Company's employees and retirees in the United States. The Red Tab Foundation is currently in the process of expanding to non-U.S. affiliates.

The Levi Strauss Foundation made current grant commitments totaling approximately $10.8 million in 1995 and the Company made additional corporate charitable contributions of $5.0 million, primarily for international programs. These include grants in three community partnership giving (or staff-directed) areas: AIDS and Disease Prevention, economic development (projects which seek to enhance the economic options and opportunities of low-income individuals) and social justice (Project Change, a race relations program in four U.S. communities). Also included are grants through the Community Involvement Team program (in which groups of employees or retirees volunteer their time to review local community needs and then develop and implement projects to meet those needs), the Corporate Childcare Fund and the Social Benefits Program (matching gifts and volunteer service programs). Contributions by the Levi Strauss Foundation have averaged over $9.3 million for each of the last three years.

Mission Statement and Aspirations Statement

The Company believes that shared goals are as critical to the Company's success as providing quality products and service and being a leader in the apparel industry. In order to identify and focus these shared goals, the Company adopted the following "Mission Statement" and "Aspirations Statement":

     Mission Statement

     The mission of the Company is to sustain responsible commercial success as a global marketing company of branded apparel. We must balance goals of superior profitability and return on investment, leadership market positions, and superior products and service. We will conduct our business ethically and demonstrate leadership in satisfying our responsibilities to our communities and to society. Our work environment will be safe and productive and characterized by fair treatment, teamwork, open communications, personal accountability and opportunities for growth and development.

     Aspirations Statement

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

     When we describe the kind of Company we want in the future, what we are talking about is building on the foundation we have inherited: affirming the best of our Company's traditions, closing gaps that may exist between principles and practices and updating some of our values to reflect contemporary circumstances.

     The type of leadership that is necessary to make these Aspirations a reality is as follows:

          Teamwork and Trust: Leadership that exemplifies directness, openness to influence, commitment to the success of others, willingness to acknowledge our own contributions to problems, personal accountability, teamwork and trust. Not only must we model these behaviors but we must coach others to adopt them.

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

          Communications: Internally, leadership that builds an environment where information is actively shared, sought and used in ways that lead to empowerment that works, improved performance, and meaningful feedback. Externally, leadership that strengthens our corporate reputation with key stakeholders. All communications should be clear, timely and honest.

          Empowerment: Leadership that promotes ways of working in which responsibility, authority and accountability for decision making are held by those closest to our products and customers, and every employee has the necessary perspective, skills and knowledge to be successful in his or her job. We all share responsibility for creating the environment that will nurture empowerment at all levels of the organization.

The Company is providing Aspirations training to employees and attempts to hold managers and employees accountable for behaviors that are in accordance with these objectives.

Business Vision

The Company developed its Business Vision to identify its goals and provide direction for prioritizing its initiatives and strategies. The Business Vision is as follows:

     We will strive to achieve responsible commercial success in the eyes of our constituencies, which include stockholders, employees, consumers, customers, suppliers and communities. Our success will be measured not only by growth in shareholder value, but also by our reputation, the quality of our constituency relationships, and our commitment to social responsibility. As a global company, our businesses in every country will contribute to our overall success. We will leverage our knowledge of local markets to take advantage of the global positioning of our brands, our product and market strengths, our resources and our cultural diversity. We will balance local market requirements with a global perspective. We will make decisions which will benefit the Company as a whole rather than any one component. We will strive to be cost effective in everything we do and will manage our resources to meet our constituencies' needs. The strong heritage and values of the Company as expressed through our Mission and Aspiration Statements will guide all our efforts. The quality of our products, services and people is critical to the realization of our business vision.

     Products

     We will market value-added, branded apparel with Levi's(R) branded jeans continuing to be the cornerstone of our business. Our brands will be positioned to ensure consistency of image and values to our consumers around the world. Our channels of distribution will support this effort and will emphasize the value-added aspect of our products. To preserve and enhance consumers' impressions of our brands, the majority of our products will be sold through dedicated distribution, such as Levi's(R) Only Stores and in-store shops. We will manage our products for profitability, not volume, generating levels of return that meet our financial goals.

     Service

     We will meet the service commitments that we make to our customers. We will strive to become both the "Supplier of Choice" and "Customer of Choice" by building relationships that are increasingly interdependent. These relationships will be based upon a commitment to mutual success and collaboration in fulfilling our customers' and suppliers' requirements. All business processes in our supply chain--from product design through sourcing and distribution--will be aligned to meet these commitments. Our sourcing strategies will support and add value to our marketing and service objectives. Our worldwide owned-and-operated manufacturing resources will provide significant competitive advantage in meeting our service and quality commitments. Every decision within our supply chain will balance cost, customer requirements, and protection of our brands, while reflecting our corporate values.

     People

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

                              ITEM 2.  PROPERTIES

At November 26, 1995, the Company owned or leased various manufacturing, warehousing, distribution and office facilities throughout the U.S. and abroad. Corporate headquarters are located at Levi's Plaza in San Francisco, California, where the Company currently leases 668,005 square feet of office space, of which 75,992 square feet is subleased to third parties. Additionally, the adjacent Company owned "Icehouse Building" is used as office facilities and encompasses 194,765 square feet, of which 6,264 square feet is subleased. Further, 384,578 square feet of office space is leased by the Company throughout the U.S. for use as sales offices, data centers and other general purposes. The manufacturing, warehousing and distribution facilities utilized in the Company's operations are described below.

                                         Owned *                 Leased                  Total
                                  ---------------------  ---------------------  ----------------------
                                    Number                 Number                 Number
                                      of       Square        of       Square        of        Square
                                  Facilities    Feet     Facilities    Feet     Facilities     Feet
                                  ----------  ---------  ----------  ---------  ----------  ----------
Manufacturing and Warehousing:
  U.S.                                 26     2,709,864       18     1,123,953       44      3,833,817
  Non-U.S.                             14     1,264,794        8       495,500       22      1,760,294
                                       --     ---------       --     ---------       --     ----------
                                       40     3,974,658       26     1,619,453       66      5,594,111
Distribution:
  U.S.                                  7     3,998,850        1       170,875        8      4,169,725
  Non-U.S.                              3       447,203       18     1,233,400       21      1,680,603
                                       --     ---------       --     ---------       --     ----------
                                       10     4,446,053       19     1,404,275       29      5,850,328
                                       --     ---------       --     ---------       --     ----------

Total                                  50     8,420,711       45     3,023,728       95     11,444,439
                                       ==     =========       ==     =========       ==     ==========

-------------------------------------------
* Includes properties under capital lease.

U.S. Operations

The manufacturing and warehousing facilities are principally located in Texas and Tennessee. Approximately 122,364 of the total space was idle and available for sublease. The sole leased distribution facility, 170,875 square feet, is used by the Brittania(R) division. Owned distribution centers for U.S. operations are located in Mississippi, Arkansas, Kentucky, Nevada and Texas. Construction is in process on three distribution centers, with a total square footage of 2,522,904 in conjunction with the Company's customer service initiatives. These centers were not in operation as of November 26, 1995.

Non-U.S. Operations

Manufacturing and warehousing facilities outside the U.S. are located primarily in Canada, Spain, the United Kingdom, Brazil and Belgium. The largest distribution facilities outside of the U.S. are located in Belgium, Germany and Canada.

In management's opinion, these facilities are well maintained and provide adequate capacity for current and future operations of the Company. However, the Company continues to evaluate the facility needs of its operations given changing U.S. and non-U.S. markets.

                          ITEM 3.  LEGAL PROCEEDINGS

The Company does not consider any pending legal proceeding to be material. In the ordinary course of its business the Company has pending various cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company believes that these cases are not material in the aggregate in light of the strength of its legal positions in such matters.

The Company evaluates environmental liabilities on an ongoing basis and, based on currently available information, does not consider any environmental exposure to be material to the Company's consolidated financial statements.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, during the 1995 fourth quarter.

                                    PART II

                ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The Company's outstanding Class L common stock is held primarily by members of the families of certain descendants of the Company's founder and certain members of the Company's management. Class E common stock is currently held by the trustee for the Employee Investment Plan of Levi Strauss Associates Inc. (EIP), the Levi Strauss Associates Inc. Employee Long-Term Investment and Savings Plan (ELTIS) and employees who purchased stock through the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc. (ESAP) (see Note 12 to the Consolidated Financial Statements). There is no established public trading market for either class of common stock and no shares of common stock are convertible into shares of any other classes of stock or other securities. All holders of Class L common stock are parties to, and bound by, an agreement restricting transfer of the Class L common stock. Additionally, management Class L stockholders are parties to contracts with the Company providing for in-service, employment separation-related and post-separation stock purchases (see
Note 16 to the Consolidated Financial Statements for information relating to the Management Liquidity Program). The outstanding shares of Class E common stock are subject to restrictions on transfer imposed by the EIP, ELTIS and ESAP. On February 2, 1996, there were approximately 250 Class L stockholders and 1,237 Class E stockholders.

During February 1996, the Company entered into an Agreement and Plan of Merger (the "Merger") with LSAI Holding Corp. ("Holdings") and LSAI Acquisition Corp. Pursuant to the Merger, each share of the Company's Class L Common Stock (other than shares contributed to Holdings by Class L holders) and each share of the Company's Class E Common Stock will be converted into the right to receive $265 per share in cash. See Note 20 to the Consolidated Financial Statements for further discussion.

See Note 18 to the Consolidated Financial Statements for stock valuation information.

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

Fiscal Years *                                                    1995       1994       1993       1992       1991
=====================================================================================================================
                                                                    (Dollars in Millions, Except Per Share Data)
Operating Results:
  Net sales                                                    $ 6,707.6  $ 6,074.3  $ 5,892.5  $ 5,570.3  $ 4,902.9
  Gross profit                                                   2,777.5    2,441.9    2,254.3    2,138.8    1,878.6
   Percentage of net sales                                          41.4%      40.2%      38.3%      38.4%      38.3%
  Stock option charge                                                --         --         --       158.0        --
  Operating income                                                 987.2      969.1      851.7      677.4      750.0
  Income from continuing operations                                734.7      557.5      492.4      360.8      366.5
  Cumulative effects of changes in accounting principles/(1)/        --      (236.5)       --         --         --
  Net income                                                       734.7      321.0      492.4      358.9      345.1
---------------------------------------------------------------------------------------------------------------------
Per Common Share Data:
  Income from continuing operations                            $   13.94  $   10.59  $    9.38  $    6.91  $    6.44
  Cumulative effects of changes in accounting principles/(1)/        --       (4.49)       --         --         --
  Net income                                                       13.94       6.10       9.38       6.91       6.26
  Cash dividends declared/(2)/                                      1.50       1.30       1.10       3.40        .20
---------------------------------------------------------------------------------------------------------------------
Financial Position:
  Total assets                                                 $ 4,709.2  $ 3,925.3  $ 3,108.7  $ 2,880.7  $ 2,633.4
  Long-term debt and capital lease obligations                      16.4       16.7       93.1      262.0      432.7
  Employee Stock Purchase and Award Plan common stock               66.5       49.7       33.5       16.4        --
  Management Liquidity Program common stock                        180.1      138.6        --         --         --
  Stockholders' equity                                           2,115.3    1,471.6    1,251.0      768.2      558.3

  Working capital                                              $ 1,673.6  $ 1,567.5  $ 1,017.2  $   609.5  $   648.0
  Current ratio                                                      2.2        2.4        1.9        1.5        1.6
---------------------------------------------------------------------------------------------------------------------

* Fiscal years 1995, 1994, 1993 and 1991 each contained 52 weeks and ended on November 26, 1995, November 27, 1994, November 28, 1993 and November 24, 1991, respectively. Fiscal year 1992 contained 53 weeks and ended on November 29, 1992.
/(1)/ Effective November 29, 1993, the Company adopted Statement of Financial
      Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes."
/(2)/ For fiscal years 1995, 1992 and 1991, dividends were declared on Class E
      Common Stock and Class L Common Stock. For fiscal years 1994 and 1993, dividends were declared on Class E Common Stock only.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following summary of results of operations, financial condition and liquidity discusses data contained in the Consolidated Financial Statements of the Company. The discussion focuses on 1995, 1994, and 1993 comparisons and includes analyses of major components of net income, specific balance sheet items, liquidity and capital resources.

Results of Operations
--------------------------------------------------------------------------------

Summary

The Company achieved record net income in 1995, mainly due to record sales, a one-time $100.0 million reversal of previously recorded taxes on unremitted non-U.S. earnings, lower costs of goods sold as a percentage of sales, favorable currency hedging transactions and higher interest income due to higher levels of cash investments in 1995. Negatively affecting record earnings were marketing, general and administrative expenses which increased as a percentage of net sales for 1995. Net income results exceeded 1994 results by 129%, however, 1994 results included the adoption of Statement of Financial Accounting Standards
(SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109 "Accounting for Income Taxes" which caused a net of tax negative impact of $236.5 million on 1994 earnings. Excluding the net impact of these one-time charges, 1995 net income would have been 32% higher than 1994.

The Company anticipates that sales in 1996 will exceed 1995 record figures based primarily on the continued market expansion and growth of the Levi's(R) brand products. Net income for 1996, however, is expected to decrease from 1995 as a result of planned increases in expenses related to the customer service initiatives, information systems expansion, the start-up of new businesses, an increase in certain non-U.S. advertising campaigns, the 1995 one-time reversal of $100.0 million of previously recorded taxes on unremitted non-U.S. earnings and the 1995 reversal of $103.0 million of previous years' workers' compensation accruals. Also expected to contribute to the lower 1996 earnings, is higher interest expense related to debt which would be required to fund a proposed merger transaction. (See "Subsequent Events - Proposed Merger Transaction" within this item of the Form 10-K.)

Net Sales

Net sales for fiscal year 1995 reached a record level of $6.7 billion, an increase of 10% over 1994, compared to the 1994 increase of 3% over 1993. The increase in 1995 was attributable to a 6% increase in unit sales and by a 4% increase in average unit selling prices. Sales from U.S. operations were $4.1 billion, an increase from 1994 of 9%, principally due to strong performance in Levi's(R) jeans for men and women. Dockers(R) products also achieved increases in sales due to the strong sales of men's products offset by a continued decrease in the performance of women's and youthwear products.

In the U.S., the top five and top 25 customers comprised approximately 39% and 67%, respectively, of total U.S. net sales for 1995. In 1994, the top five and top 25 customers comprised approximately 38% and 65%, respectively, of total U.S. net sales for the year.

Non-U.S. sales for 1995 were a record at $2.6 billion, an increase of 12% over 1994 and were driven by consumer demand for basic denim products, particularly the 501(R) family of products. Due to higher overall average unit selling prices and a greater proportion of sales of higher margin denim bottoms, businesses outside of the U.S. continue to enjoy higher gross margins than U.S. businesses. Sales in Europe increased 16% from the prior year, led by strong sales in Germany and Italy, and high growth in France and certain affiliates in Eastern Europe. In the Asia Pacific division, predominantly Japan, consumer demand continued to vacillate between core heavy weight denim products and alternative lighter weight blended fabric products. Continued strong growth was experienced in South Korea. Dockers(R) products for men were offered in numerous markets within Europe and Asia Pacific in 1995. Although unit volume was low, consumer acceptance was high in most markets. The Company anticipates higher unit volume in 1996. Furthermore, dollar sales were favorably impacted by foreign currency translation rates for certain European currencies and the Japanese yen.

Dollar sales for 1994 of $6.1 billion increased 3% over 1993 sales of $5.9 billion mostly due to a 6% increase in average unit selling prices that offset a 3% decrease in unit sales. Contributing to the 1994 results was strong performance in the Europe division and the U.S. Levi's(R) brand product line.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales was 59% in 1995, a slight decrease from 60% in 1994 and 62% in 1993. Due to the performance of the Levi's(R) brand, markdowns of inventories were lower, helping to maintain margins. Furthermore, the Company continued its efforts to focus on overall cost effectiveness in line with its strategic initiatives. These efforts were reflected in the implementation of alternative manufacturing systems and greater utilization of production capacity at certain U.S. owned and operated manufacturing facilities. Although benefits of the alternative manufacturing systems included reduced absenteeism and turnover, decreased injuries and lower workers' health and safety costs, the implementation did not lower production costs at the rate originally anticipated. The 1995 cost of goods sold benefited from the reversal of approximately $103.0 million of previous years' workers' compensation accruals in the U.S. compared to a similar reversal of $85.9 million in 1994.

Costs of goods sold per average unit produced outside of the U.S. was slightly higher due to the high cost of labor in certain non-U.S. markets, particularly Western Europe. Although the average cost per unit produced outside the U.S. is higher when compared to U.S. produced goods, the gross margins experienced outside of the U.S. are greater due to higher average unit selling prices. In 1995, while non-U.S. operations produced 39% of the Company's net sales, they contributed 48% to consolidated earnings before corporate expenses and interest.

Marketing, General and Administrative

Marketing, general and administrative expenses in 1995 increased to $1.8 billion from $1.5 billion the prior year. As a percentage of net sales, these costs were 27% in 1995 and 25% in 1994. The largest increase in costs was reflected in administrative expenses which increased 30% in 1995 compared to 1994. The increase was mainly due to compensation expense increases resulting from the Company's long-term performance plan and a new performance and pay program, Partners in Performance, both of which were based on actual results that exceeded pre-established targets for the year. Furthermore, stock based compensation expense was negatively impacted by the significant appreciation in the value of the Company's common stock. (See Note 16 to the Consolidated Financial Statements for additional information.)

Information resources expense increased 29% from the prior year as a result of expansion of the Company's information systems infrastructure. The increase in these costs on a global basis, stemmed from the Company's continued efforts to devote substantial resources to technology acquisition and development, including a major effort to upgrade personal computers and develop the systems needed to effectively support the Company's operations.

Advertising expenses increased 21% from the prior year primarily due to increased cinema, television, print and billboard advertising to support the Dockers(R) brand repositioning in the U.S. and new television and cinema campaigns for the Levi's(R) brand in Europe. In 1995 the Company launched the "Clayman" campaign in Europe, and as a result of highly favorable consumer response, the Company introduced the campaign in numerous other markets, making it the Company's first global campaign. Additionally, the "501 Reasons" campaign was launched to support the Levi's(R) brand in the U.S.

As a percentage of sales, marketing, general and administrative expense for 1994 was 25% compared to 24% in 1993. Administrative expense for 1994 increased 12% from the comparable 1993 period mostly due to compensation expense related to the adoption of the Management Liquidity Program, expenses related to customer service initiatives in the U.S. and higher earnings-related compensation costs. Selling expense for 1994 increased 22% over 1993 primarily due to higher 1994 sales and increased staffing required to support new and existing product lines in the U.S.

The Company is experiencing an upward trend in marketing, general and
administrative expenses as a percentage of sales.   These expenses represented
27%, 25% and 24% of sales in 1995, 1994 and 1993, respectively. The Company believes it faces a growing inability to pass on cost increases to retailers in the form of higher prices. It considers cost-effectiveness a critical strategic issue and is developing and using various measures to manage costs, including changes in the customer service initiatives, more widespread use of cost-benefit analysis, negotiating lower costs with suppliers, redesign of production facilities and processes and using the Partners in Performance compensation system to involve employees more directly in cost-effectiveness. (See Note 13 to the Consolidated Financial Statements for additional information on Partners in Performance.)

Other Operating (Income) Expense, Net

Other operating income, net decreased slightly from the prior year despite a 20% increase in net licensee income compared to 1994. Higher 1995 start-up costs associated with Company-owned and operated retail stores in the U.S. and new businesses outside of the U.S., 1995 losses recognized on the disposal of capital assets and the 1994 adjustment for idle facilities all contributed to the slight 1995 decrease. This decrease was partially offset by the 1994 recognition of environmental-related expenses.

Other operating income, net for 1994 increased $28.9 million from 1993 mostly due to expenses incurred in 1993 for idle facilities, relocation of certain operations and costs recognized for a decline in value on existing capital assets as a result of the Company's U.S. initiative to improve customer service. The increase was offset by the 1994 recognition of costs associated with environmental-related soil remediation.

Interest Expense

Interest expense for 1995 decreased 21% from 1994 due a decrease in average debt balances for the same period of 69%. Early in fiscal year 1995, the Company repaid the fourth and final series of dividend notes to Class L stockholders with cash from operations, thereby reducing debt balances. The average interest rate for long-term and short-term borrowings outstanding during 1995 was 23% compared to 18% in 1994. Interest expense levels were largely affected by the high interest rate markets of non-U.S. countries, particularly Eastern Europe and Latin America, where a high proportion of debt resided. The Company expects to incur higher interest expense in 1996 due to the proposed merger transaction. (See "Subsequent Event - Proposed Merger Transaction" within this item of the Form 10-K.)

Interest expense for 1994 decreased 47% from 1993 primarily due to lower 1994 average debt balances. Cash flows from operations were used to reduce debt levels throughout 1994. The average interest rate in 1994 was approximately 18% compared to 9% in 1993, due to the high interest rate markets of non-U.S. countries where most of the Company's debt resided.

Other (Income) Expense, Net

Other income, net increased $81.7 million from 1994 mostly due to losses on foreign currency transactions in 1994 and higher interest income on investments in 1995. However, 1995 other income was reduced by the amortization of foreign currency option premiums. The Company also had foreign currency forward and option contracts with third parties which resulted in unrealized transaction gains of $19.4 million and realized transaction losses of $29.5 million. The recognition of gains on option contracts is deferred until maturity of the contracts. (See "Risk Management" within this item of the Form 10-K.)

In 1994, other expense, net increased $35.1 million from the 1993 amount mostly due to greater 1994 net foreign currency transaction losses and costs associated with foreign currency exchange contracts. The net foreign currency transaction losses primarily resulted from the weakening of the U.S. dollar compared to European currencies and the Japanese yen during 1994.

Provision for Taxes

The decrease in the 1995 provision for taxes compared to 1994 was due mostly to a $100.0 million one-time reversal of previously recorded taxes on unremitted non-U.S. earnings related to foreign royalty payments. (See Note 3 to the Consolidated Financial Statements for additional information.) The 1995 effective tax rate was 29% compared to 40% in 1994 and 41% in 1993. Excluding this one-time reversal, the 1995 effective tax rate would have been 39%. This one percentage point decrease from 1994 was primarily due to a change in the mix of U.S. and non-U.S. earnings and a decrease in taxes on the undistributed earnings of non-U.S. subsidiaries.

The increase in the 1994 provision for taxes compared to 1993 was due to higher 1994 earnings. The 1994 effective tax rate fell to 40% from 41% in 1993 due to a change in the mix of U.S. and non-U.S. earnings, lower state taxes and a decrease in taxes on the undistributed earnings of non-U.S. subsidiaries.

The Company complied with the provisions of SFAS No. 109 "Accounting for Income Taxes", which requires an asset and liability approach for financial accounting and reporting of income taxes as of November 29, 1993. The adoption resulted in an $11.9 million credit to income, which was recorded as a cumulative effect of changes in accounting principles on the Consolidated Statement of Income. Upon adoption, deferred tax assets and deferred tax liabilities were adjusted accordingly. (See Note 3 to the Consolidated Financial Statements for additional information.)

Postretirement Benefits

The Company recorded a one-time, non-cash charge against 1994 earnings of $402.3 million before taxes and $248.4 million after taxes due to the adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective November 29, 1993. This charge was recorded as a cumulative effect of a change in accounting principles, net of income tax effects, on the Consolidated Statement of Income with a corresponding amount recorded to employee related benefits on the Consolidated Balance Sheet. The adoption of SFAS No. 106 also resulted in additional ongoing expenses for service and interest costs related to postretirement benefits, which were $38.6 million in 1995 and $43.0 million in 1994.

Financial Condition and Liquidity
--------------------------------------------------------------------------------

The following table sets forth certain measures of the Company's financial condition and liquidity.

--------------------------------------------------------------------------------

                                                                              Fiscal Year
                                                                   ---------------------------------
                                                                     1995        1994        1993
====================================================================================================
                                                                        (Dollars in Millions)
Cash and cash equivalents, net of short-term borrowings            $1,066.7     $  789.6  $  242.6
Cash provided by operating activities                                 749.3        769.3     495.7
Cash used for investing activities                                    363.8        152.3     103.8
Cash used for financing activities                                    105.3         71.1     374.1
Working capital                                                     1,673.6      1,567.5   1,017.2
====================================================================================================

Cash and Cash Equivalents, Net of Short-Term Borrowings

The Company's financial position at November 26, 1995 with respect to cash and cash equivalents, net of short-term borrowings, increased $277.1 million from 1994 primarily due to cash provided by operations that was partially used for the purchase of property, plant and equipment related to the Company's customer service initiatives. Remaining cash balances were invested in money market interest bearing investments maturing within three months. The Company anticipates utilizing most of this cash to fund the proposed 1996 merger transaction. (See "Subsequent Event - Proposed Merger Transaction" within this item of the Form 10-K.) The increase in cash and cash equivalents, net of short-term borrowings at November 27, 1994 of $547.0 million from 1993 was the result of increased cash provided by operations that was partially offset by capital expenditures and the repayment of debt.

Cash Provided by Operating Activities

Less cash was provided by operations in 1995 compared with 1994 primarily due to an increase in trade receivables and inventories, partially offset by increases in various current liabilities. Trade receivables increased 7% from 1994 due to increased sales levels. Due to continually improving management of receivables, the balances did not increase at the rate of the related sales. Inventories, predominantly finished goods, increased 12% from 1994 mostly due to higher inventory levels in the U.S. in anticipation of strong first quarter 1996 sales. Inventory management outside of the U.S. improved from the prior year, with the greatest improvement in Europe, resulting in quicker inventory turns. Year-end 1994 inventories decreased 1% from year-end 1993 reflecting lower U.S. inventories, due to improved U.S. Levi's(R) brand production planning, partially offset by higher non-U.S. inventories. The increase in accounts payable and accrued liabilities in 1995 contributed to cash provided by operations. Accounts payable were higher in 1995 due to the increased purchase of materials related to increased sales. The increase in other liabilities was greatly attributable to significant accruals of consulting and professional fees for services related to the customer service initiatives.

Cash Used for Investing Activities

Cash used for investing activities was $211.5 million higher for fiscal year 1995 than 1994 primarily due to purchases of property, plant and equipment. Capital expenditures of $333.9 million were higher in 1995, resulting in a property, plant and equipment balance which was 35% higher at the end of 1995 versus 1994. Approximately $199.0 million of 1995 capital expenditures were related to the Company's U.S. customer service initiative and included construction costs and equipment purchases for customer service centers and purchases of desk-top computer systems. Outside the U.S., capital expenditures of $46.7 million were incurred that related primarily to the Europe division and included upgrades to certain distribution centers and three new flagship stores. The 13% increase in property, plant and equipment from year-end 1993 to 1994 reflected capital expenditures related to the U.S. customer service initiative and the purchase of equipment and leasehold improvements in connection with the data center relocation outside of California, in accordance with the Company's disaster recovery plan.

At year-end 1995, the Company had capital expenditure purchase commitments outstanding of approximately $100.0 million. Commitments related to the U.S. customer service initiatives were approximately $60.0 million and included an equipment contract with Computer Aided Systems, Inc. and a design, engineering, procurement and construction services agreement with Fluor Daniel, Inc. These contracts relate to the installation of materials handling systems and the design and construction of the U.S. customer service centers. The remaining commitments relate primarily to general operational needs in the U.S. business.

The Company anticipates authorizations for capital expenditures of approximately $265.8 million for new 1996 projects. Spending on capital projects during the 1996 year (which included authorizations from previous years) is expected to be $325.0 million, including capital expenditures of approximately $109.9 million related to the LSNA customer service initiatives. The Company plans for capital expenditures of approximately $10.0 million during 1996 related to the LSI customer service initiatives.

Cash Used for Financing Activities

The Company used $34.2 million more cash for financing activities in fiscal year 1995 compared to 1994. Dividends were declared and paid twice during fiscal year 1995 on shares of both Class E and Class L common stock at a total for the year of $1.50 per share or $86.4 million. Also affecting the cash used for financing activities was the 1995 repurchase of 70,842 shares of management Class L common stock, pursuant to the Management Liquidity Program, at the appraised stock value at the time of repurchase of $134 per share totaling $9.5 million. (See
Note 16 to the Consolidated Financial Statements for additional information.) During 1995, the Company repaid its fourth and final series of dividend notes to Class L stockholders, which originated in 1993, for an aggregate amount of $20.6 million, plus interest accrued of $1.9 million.

The decrease for 1994 in cash used for financing activities of $303.0 million compared to year-end 1993 relates mostly to a significant paydown of debt during fiscal year 1993.

During 1995, the Company extended its primary credit agreement to a term of five years and negotiated certain other items including lower commitment fees, lower interest rate basis points and less stringent covenants. At November 27, 1995, with no borrowings outstanding on its primary credit agreement, the Company had a total outstanding debt balance of $38.1 million (mostly outside the U.S.), 43% lower than year-end 1994.

Working Capital

Working capital was higher at the end of fiscal year 1995 compared to 1994 due to the significant increase in cash and cash equivalents. However, this increase was partially offset by a reclassification from long-term deferred tax liability to current taxes payable in connection with an anticipated settlement with the Internal Revenue Service relating to its examination of the Company's consolidated U.S. income tax returns for 1983 through 1985.

Risk Management

A large portion of the Company's revenue and income is derived from its operations outside of the U.S. As a result, the Company's operations and financial results could be significantly affected by international factors, such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company does business. When the U.S. dollar strengthens against other currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Accordingly, changes in exchange rates may positively or negatively affect the Company's consolidated sales and gross margins.

To mitigate the short-term impact of fluctuating currency exchange rates on the Company's non-U.S. dollar-based sales, product procurement, and operating expenses, the Company regularly manages its non-U.S. dollar-based exposures. Specifically, the Company enters into foreign exchange forward and option contracts to hedge foreign currency exposures, as warranted. Currently, these contracts do not extend beyond one year. (See Notes 1, 6, 7 and 8 to the Consolidated Financial Statements for additional information.)

Subsequent Events
Proposed Merger Transaction

In February 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with LSAI Holding Corp. ("Holdings") and LSAI Acquisition Corp., a wholly-owned subsidiary of Holdings ("Merger Sub"). The Merger Agreement provides for the merger (the "Merger") of Merger Sub with and into the Company. The Company's Board of Directors and stockholders approved the Merger in February 1996. Completion of the Merger is subject to satisfaction of certain conditions, including receipt of necessary financing and regulatory approvals; completion is expected during the second quarter of 1996.

In the Merger, each share of the Company's Class L Common Stock (other than shares contributed to Holdings by Class L holders) and each share of the Company's Class E Common Stock will be converted into the right to receive $265 per share in cash. As a result of the Merger, the Company will become a wholly-owned subsidiary of Holdings. The cash consideration will be provided through bank borrowings by Holdings, which are expected to be assumed by the Company after the Merger, and through cash generated by the Company. The total cash consideration is expected to be approximately $2.3 billion, however, this amount may change depending on the number of shares of Class L Common Stock ultimately contributed to Holdings. The final amount will not be determined until early March 1996.

Holdings is a Delaware corporation organized and owned by a group of holders of the Company's Class L Common Stock. Holders of Holdings common stock will place their shares in a voting trust, giving the trustees voting power over most matters subject to stockholder vote, and will be subject to restrictions on share transfers.

Based upon Subscription Agreements received from Class L stockholders on January 25, 1996, 44,738,958 shares of Class L Common Stock will be contributed to Holdings and 7,016,950 shares of Class L Common Stock will be converted into the right to receive cash upon the Merger. A Participating Stockholder who enters into a Subscription Agreement has until February 26, 1996 (the "Adjustment Date") to reduce his or her investment level or withdraw the subscription completely. Assuming that no subscription reductions or withdrawals occur prior to the Adjustment Date, the transaction would result in a decrease in cash and cash equivalents of $1,047.1 million, an increase in debt of $1,269.0 million, a decrease in ESAP and Management Liquidity Program Common Stock of $246.6 million and a decrease in stockholders' equity of $2,023.8 million.

Other than Management Holders who participate in the Offering, the Company's management and employees will have no continuing equity interest in Holdings or the Company following the Merger. In lieu of an equity interest, it is expected that all Company employees worldwide will participate in new arrangements designed to align employee and stockholders' interests in the post-Merger entity by providing one or more cash payments to employee participants based upon the future value created after the Merger. There can be no assurances that the new arrangements will be adopted in the form described or that they will result in such alignment of interests. However, it is the intention of Holdings' management to cause such a cash-based plan to be adopted in connection with the Merger.

The operation of the EIP and ELTIS plans will remain essentially the same as before the Merger, except that participants will no longer have the option to invest in Company stock. The ESAP plan will cease to exist after the Merger. The Management Liquidity Program will not be assumed by Holdings and will therefore not apply to Holdings' Common Stock. The stock options outstanding at November 26, 1995 are expected to be exercised prior to the Merger and will, at the option of the holder, be contributed to Holdings or converted to cash in the Merger. No options will be assumed by Holdings. The Stock Appreciation Rights effectively will remain in place but appreciation will be based on a measure other than Company stock.

The financial statements included in this Form 10-K do not give effect to the Merger.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related Notes are located on pages 30 through 57, with the Report of Independent Public Accountants on page 58.

All Financial Statement Schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

                       CONSOLIDATED FINANCIAL STATEMENTS

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES

For the Years Ended November 26, 1995, November 27, 1994 and November 28, 1993

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars In Thousands, Except Per Share Data)

                                                   Year Ended             Year Ended             Year Ended
                                                November 26, 1995      November 27, 1994      November 28, 1993
                                                -----------------      -----------------      -----------------
Net sales                                           $ 6,707,631           $ 6,074,321           $ 5,892,479
Cost of goods sold                                    3,930,132             3,632,406             3,638,152
                                                    -----------           -----------           -----------
  Gross profit                                        2,777,499             2,441,915             2,254,327
Marketing, general and administrative
 expenses                                             1,809,633             1,493,234             1,394,170
Other operating (income) expense, net                   (19,373)              (20,448)                8,418
                                                    -----------           -----------           -----------
  Operating income                                      987,239               969,129               851,739
Interest expense                                         15,659                19,824                37,144
Other (income) expense, net                             (63,257)               18,410               (16,718)
                                                    -----------           -----------           -----------
  Income before taxes and cumulative
   effects of changes in accounting
   principles                                         1,034,837               930,895               831,313
Provision for taxes                                     300,101               373,402               338,902
                                                    -----------           -----------           -----------
  Income before cumulative effects of
   changes in accounting principles                     734,736               557,493               492,411
Cumulative effects of changes in
   accounting principles:
  Postretirement benefits other than
   pensions (SFAS 106), net of
   applicable income tax benefits of
   $153,885                                                  --               248,429                    --
  Income taxes (SFAS 109)                                    --               (11,912)                   --
                                                    -----------           -----------           -----------
Net income                                          $   734,736           $   320,976           $   492,411
                                                    ===========           ===========           ===========
Income per common share:
  Income before cumulative effects of
   changes in accounting principles                 $     13.94           $     10.59           $      9.38
  Postretirement benefits other than
   pensions (SFAS 106)                                       --                  4.72                    --
  Income taxes (SFAS 109)                                    --                 (0.23)                   --
                                                    -----------           -----------           -----------
  Net income                                        $     13.94           $      6.10           $      9.38
                                                    ===========           ===========           ===========

Average common shares outstanding                    52,696,492            52,639,433            52,513,160
                                                    ===========           ===========           ===========



   The accompanying notes are an integral part of these financial statements.

                                                                     Page 1 of 2
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                         November 26,  November 27,
                                                                             1995          1994
                                                                         -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                               $1,088,032    $  813,320
  Trade receivables, net of allowance for doubtful accounts of
     $34,939 in 1995 and $28,066 in 1994                                     969,849       908,690
  Inventories:
     Raw materials                                                           127,010       122,947
     Work-in-process                                                         143,301       165,180
     Finished goods                                                          608,772       494,636
                                                                          ----------    ----------
      Total inventories                                                      879,083       782,763
  Deferred tax assets                                                         16,821        66,160
  Other current assets                                                       117,387        95,005
                                                                          ----------    ----------
       Total current assets                                                3,071,172     2,665,938

  Property, plant and equipment, net of accumulated depreciation
   of $525,037 in 1995 and $454,376 in 1994                                  906,755       669,606
  Goodwill and other intangibles, net of accumulated
   amortization of $191,361 in 1995 and $180,920 in 1994                     336,356       341,355
  Noncurrent deferred tax assets                                             337,146       204,574
  Other assets                                                                57,728        43,836
                                                                          ----------    ----------
                                                                          $4,709,157    $3,925,309
                                                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt and capital lease
   obligations                                                            $      389    $   25,974
  Short-term borrowings                                                       21,302        23,701
  Accounts payable                                                           346,594       286,675
  Accrued liabilities                                                        361,563       339,395
  Salaries, wages and employee benefits                                      293,606       279,038
  Taxes payable                                                              374,082       142,348
  Dividends payable                                                               --         1,266
                                                                          ----------    ----------
       Total current liabilities                                           1,397,536     1,098,397

Long-term debt and capital lease obligations, less current maturities         16,366        16,720
Long-term employee related benefits                                          317,242       301,546
Postretirement medical benefits                                              448,084       418,622
Long-term tax liability                                                      134,470       393,360
Minority interest                                                             33,557        36,837



   The accompanying notes are an integral part of these financial statements.

                                                                     Page 2 of 2
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                       November 26,   November 27,
                                                                           1995           1994
                                                                       ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (continued)
Common Stock - Employee Stock Purchase and Award Plan and
 Management Liquidity Program:
  Class E common stock - $.10 par value; issued: 1995 -
   543,140 shares; 1994 - 431,123 shares (Redemption value
   $102,653)                                                                     54             43
  Class L common stock - $.10 par value; issued: 1995 - 571,688
   shares; 1994 - 547,531 (Redemption value $183,130)                            57             55
  Additional paid-in capital, common                                        246,498        188,144
                                                                        -----------    -----------
       Total common stock - Employee Stock Purchase and
        Award Plan and Management Liquidity Program                         246,609        188,242
                                                                        -----------    -----------

Stockholders' Equity:
  Class E common stock - $.10 par value; authorized
   100,000,000 shares; issued and outstanding: 1995 - 953,058
   shares; 1994 - 939,747 shares                                                 95             94
  Class L common stock - $.10 par value;
   authorized 170,000,000 shares; issued: 1995 -
   51,184,220 shares; 1994 - 51,279,219 shares                                5,118          5,128
  Additional paid-in capital, common                                        188,933        187,369
  Retained earnings                                                       1,853,982      1,227,897
  Translation adjustment                                                     82,940         71,623
  Pension liability                                                              --           (701)
  Treasury stock, at cost - Class E: 1995 - 5,014 shares;
   1994 - 10,221  shares; Class L: 1995 - 404,750 shares;
   1994 - 499,749 shares                                                    (15,775)       (19,825)
                                                                        -----------    -----------
       Total stockholders' equity                                         2,115,293      1,471,585
                                                                        -----------    -----------
                                                                        $ 4,709,157    $ 3,925,309
                                                                        ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)

                                      Class E  Class L   Additional
                                      Common    Common     Paid-In     Retained    Translation    Pension    Treasury    Total
                                       Stock    Stock      Capital     Earnings     Adjustment   Liability     Stock     Equity
                                      -------  -------   ----------  -----------   -----------  ----------  ---------  -----------
Balance at November 29, 1992          $    79  $ 5,191   $  230,222  $   499,043   $    57,427  $   (5,060) $ (18,669) $   768,233
Sale and Company contribution of
 Class E stock to employee plans
 (104,642 shares)                          10       --       12,350           --            --          --        536       12,896
Purchase of Class E stock from ESAP
 (4,638 shares)                            --       --           --           --            --          --       (563)        (563)
Cash dividends on Class E stock
 ($1.10 per share)                         --       --           --       (1,314)           --          --         --       (1,314)
Net income                                 --       --           --      492,411            --          --         --      492,411
Net loss on sale and purchase of
 subsidiary's treasury stock               --       --           --          (10)           --          --         --          (10)
Translation adjustment                     --       --           --           --        (9,105)         --         --       (9,105)
Pension liability                          --       --           --           --            --     (11,514)        --      (11,514)
                                      -------  -------   ----------  -----------   -----------  ----------  ---------  -----------
Balance at November 28, 1993               89    5,191      242,572      990,130        48,322     (16,574)   (18,696)   1,251,034
Purchase and retirement of
 management Class L stock (83,949
 shares)                                   --       (8)        (193)      (9,369)           --          --         --       (9,570)
Adoption of Class L management
 liquidity program (547,531 shares
 and 499,749 options)                      --      (55)     (60,477)     (72,057)           --          --         --     (132,589)
Sale and Company contribution of
 Class E stock to employee plans
 (52,502 shares)                            5       --        5,467           --            --          --        826        6,298
Purchase of Class E stock from ESAP
 (15,769 shares)                           --       --           --           --            --          --     (1,955)      (1,955)
Cash dividends on Class E stock
 ($1.30 per share)                         --       --           --       (1,775)           --          --         --       (1,775)
Net income                                 --       --           --      320,976            --          --         --      320,976
Net loss on sale and purchase of
 subsidiary's treasury stock               --       --           --           (8)           --          --         --           (8)
Translation adjustment                     --       --           --           --        23,301          --         --       23,301
Pension liability                          --       --           --           --            --      15,873         --       15,873
                                      -------  -------   ----------  -----------   -----------  ----------  ---------  -----------
Balance at November 27, 1994               94    5,128      187,369    1,227,897        71,623        (701)   (19,825)   1,471,585
Reclassification of Class L and
 retirement of Treasury stock
 related to exercise of 94,999
 stock options                             --      (10)        (218)      (3,290)           --          --      3,518           --
Sale and Company contribution of
 Class E stock to employee plans
 (13,311 shares)                            1       --        1,782           --            --          --      2,276        4,059
Purchase of Class E stock from ESAP
 (12,159 shares)                           --       --           --           --            --          --     (1,744)      (1,744)
Increase in value of Class L shares
 under management liquidity program        --       --           --      (26,218)           --          --         --      (26,218)
Cash dividends on Class E and Class
 L stock ($1.50 per share)                 --       --           --      (79,143)           --          --         --      (79,143)
Net income                                 --       --           --      734,736            --          --         --      734,736
Translation adjustment                     --       --           --           --        11,317          --         --       11,317
Pension liability                          --       --           --           --            --         701         --          701
                                      -------  -------   ----------  -----------   -----------  ----------  ---------  -----------
Balance at November 26, 1995          $    95  $ 5,118   $  188,933  $ 1,853,982   $    82,940  $       --  $ (15,775) $ 2,115,293
                                      =======  =======   ==========  ===========   ===========  ==========  =========  ===========



   The accompanying notes are an integral part of these financial statements.

                                                                     Page 1 of 2
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                     Year Ended    Year Ended    Year Ended
                                                    November 26,  November 27,  November 28,
                                                       1995          1994          1993
                                                    ----------    ----------    ----------
Cash Flows from Operating Activities:
  Income before cumulative effects of changes
   in accounting principles                         $ 734,736     $ 557,493     $ 492,411
  Adjustments to reconcile net cash provided by
   operating activities:
     Depreciation and amortization                    115,382       114,986       111,818
     Foreign exchange (gains) losses                   (6,887)       30,144          (593)
     Provision for deferred employee benefits         136,324        97,326        35,115
     Payment of deferred employee benefits            (34,285)      (32,099)      (25,436)
     Provision (benefit) for workers'
         compensation claims                           (5,661)       39,859       102,428
     Payment of workers' compensation claims          (43,943)      (49,077)      (58,665)
     Increase in trade receivables                   (136,399)      (42,639)     (139,329)
     (Increase) decrease in inventories               (58,119)       34,743       (67,428)
     (Increase) decrease in other current assets       (7,471)        6,340        (9,309)
     Decrease in deferred taxes                       (82,846)       (2,242)      (30,380)
     Increase (decrease) in accounts payable and
         accrued liabilities                          128,184       (38,254)       51,262
     Increase in salaries, wages and employee
         benefits                                       7,358        46,330        41,376
     Increase (decrease) in taxes payable             237,307        (2,774)      (33,789)
     Increase (decrease) in long-term employee
      related benefits                                 27,744       (28,190)          568
     Increase (decrease) in long-term tax
         liabilities                                 (263,187)       46,931        44,949
     Other, net                                         1,082        (9,550)      (19,323)
                                                    ---------     ---------     ---------
         Net cash provided by operating activities    749,319       769,327       495,675
                                                    ---------     ---------     ---------

Cash Flows from Investing Activities:
     Purchases of property, plant and equipment      (333,949)     (176,357)     (142,841)
     Proceeds from sale of property, plant and
         equipment                                        863        29,586         6,290
     Increase (decrease) of net investment hedge      (11,027)       (5,487)       32,757
     Investment in joint venture                       (6,614)           --            --
     Other, net                                       (13,114)           --            --
                                                    ---------     ---------     ---------
         Net cash used for investing activities      (363,841)     (152,258)     (103,794)
                                                    ---------     ---------     ---------



   The accompanying notes are an integral part of these financial statements.

                                                                     Page 2 of 2
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                  Year Ended      Year Ended      Year Ended
                                                 November 26,    November 27,    November 28,
                                                    1995            1994            1993
                                                 -----------     ------------    ------------
Cash Flows from Financing Activities:
  Repayments of long-term debt                        (25,948)      (92,358)       (415,716)
  Proceeds from sale of common stock to
   employee plans                                      18,647        21,622          29,512
  Net increase (decrease) in short-term
   borrowings                                          (2,651)       13,952        (128,792)
  Purchase of management Class L common
   stock                                               (9,493)       (9,570)             --
  Dividends paid                                      (87,343)       (3,181)        (82,210)
  Proceeds from issuance of long-term debt                 --            11         227,952
  Other, net                                            1,483        (1,593)         (4,893)
                                                  -----------     ---------       ---------
     Net cash used for financing activities          (105,305)      (71,117)       (374,147)
                                                  -----------     ---------       ---------
Effect of exchange rate changes on cash                (5,461)       14,695          (2,763)
                                                  -----------     ---------       ---------
Net increase in cash and cash equivalents             274,712       560,647          14,971
Beginning cash and cash equivalents                   813,320       252,673         237,702
                                                  -----------     ---------       ---------
Ending cash and cash equivalents                  $ 1,088,032     $ 813,320       $ 252,673
                                                  ===========     =========       =========

Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the year for:
     Interest                                     $    19,411     $  18,841       $  36,787
     Income taxes                                     410,490       328,121         364,064
  Non-cash investing and financing
   activities:
     Capital lease obligations incurred                    --            --             409
     Dividends declared, not paid - common
      stock                                                --         1,266             688
     Increase in Management Liquidity
      Program Class L common stock due to
      increase in valuation                            50,664       138,587              --
     Decrease in stockholders' equity due
      to Management Liquidity Program                 (26,218)     (132,589)             --
     Notes issued for payment of dividends                 --            --          77,116



   The accompanying notes are an integral part of these financial statements.

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Levi Strauss Associates Inc. (LSAI or the Company) and all subsidiaries. All significant intercompany items have been eliminated. The consolidated financial statements do not give effect to the Proposed Merger Transaction. (See Note 20.)

Cash Equivalents. All highly liquid investments with an original maturity of three months or less are included as cash equivalents.

Inventory Valuation. Inventories are valued at the lower of average cost or market and include materials, labor and manufacturing overhead. Market is calculated on the basis of anticipated selling price less allowances to maintain a normal gross margin for each product.

Income Taxes. Deferred income taxes result from timing differences in the recognition of revenue, expense and credits for income tax and financial statement purposes. U.S. Federal income tax and foreign withholding taxes are not provided on the undistributed earnings of non-U.S. subsidiaries to the extent that taxes on the distribution of such earnings are expected to be offset by tax credits.

Effective November 29, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This statement requires a change from the deferral method of accounting for income taxes under Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are established at the balance sheet date in amounts that are expected to be recoverable or payable when the difference in the tax bases and financial statement carrying amounts of assets and liabilities ("temporary differences") reverse. The 1994 adoption was recorded as a cumulative effect of a change in accounting principles on the Consolidated Statements of Income and resulted in an $11.9 million credit to 1994 income.

Depreciation and Amortization Methods. Property, plant and equipment is carried at cost, less accumulated depreciation. Goodwill and other intangibles are carried at cost, less accumulated amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets. In the case of certain property under capital lease, depreciation is computed over the lesser of the useful life or the lease term.

Postretirement Benefit Plans. The Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective November 29, 1993. SFAS No. 106 requires the Company to recognize an expense to establish a "transition obligation", representing the value at the beginning of the year of the postretirement benefit obligation earned by employees and retirees in prior periods. This adoption was recorded as a cumulative effect of a change in accounting principles, net of income taxes, on the Consolidated Statements of Income and resulted in a one-time charge of $402.3 million before taxes and $248.4 million after taxes. Additionally, the Company recorded an expense for 1995 and 1994 net periodic costs of $38.6 million and $43.0 million, respectively.

Common Stock - Employee Stock Purchase and Award Plan and Management Liquidity Program. Stock held by participants of the Employee Stock Purchase and Award Plan (ESAP) and Management Liquidity Program are classified outside stockholders' equity due to the put rights attached to Class E and Class L common stock, respectively. (See Notes 12, 16 and 20.)

Translation Adjustment. The functional currency for most of the Company's foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are accumulated as a separate component of stockholders' equity. The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies, for which both translation adjustments and gains and losses on foreign currency transactions are included in other (income) expense, net.

Foreign Exchange Contracts. The Company enters into foreign exchange contracts to manage its foreign currency exposures, particularly inventory purchases, intercompany royalties, loans and other transactions from its non-U.S. affiliates and licensees. Market value gains and losses on hedge contracts are recognized currently or are deferred until realized depending on the nature of the underlying transaction and the type of hedge instrument used. These gains and losses in market value on hedge instruments offset foreign exchange gains or losses on the underlying exposures. The effects of exchange rate changes on transactions designated as hedges of net investments are included in the separate component of stockholders' equity. At November 26, 1995, the net effect of exchange rate changes due to net investment hedge transactions was a $10.8 million decrease to translation adjustment.

Gains or losses resulting from foreign currency exchange transactions (including certain foreign currency hedge transactions) and translation adjustments of foreign operations in countries with highly inflationary economies are included in other (income) expense, net, and amounted to (gains) losses of $(10.3) million, $51.6 million and $10.0 million for 1995, 1994 and 1993, respectively. The recognition of gains on option contracts is deferred until maturity of the contracts. These gains are then included in other (income) expense, net.

Advertising Costs. The Company expenses advertising costs as incurred. For fiscal years 1995, 1994 and 1993 total advertising expense was $451.6 million, $372.7 million and $375.6 million, respectively.

Restructuring Costs. Restructuring costs for severance are accrued when formal plans to restructure are adopted, the information has been communicated to affected employees, the plan specifically identifies certain employee information and involuntary terminations are expected to occur within one year from the date the plan was approved. In absence of a formal plan of restructuring for severance, costs are expensed as incurred. Employee retraining and relocation costs are not considered restructuring costs and are expensed as incurred. Other costs will be expensed as incurred or earlier depending on their nature.

Reclassifications. Certain prior year amounts have been classified to conform to 1995 presentation.

Note 2:  Industry Segment and Geographic Information

The Company operates in one principal industry segment: the design, manufacture and marketing of apparel for men, women and youth.

Geographical financial information is as follows:

                                             1995         1994         1993
                                         -----------  -----------  -----------
                                                         (000s)
Net Sales to Unaffiliated Customers:
  United States                          $ 4,063,314  $ 3,721,348  $ 3,715,054
  Europe                                   1,785,458    1,542,802    1,332,433
  Other non-U.S.                             858,859      810,171      844,992
                                         -----------  -----------  -----------

                                         $ 6,707,631  $ 6,074,321  $ 5,892,479
                                         ===========  ===========  ===========
Sales Between Operations:
  United States                          $   108,383  $   124,001  $   163,627
  Europe                                         269          149           32
  Other non-U.S.                              40,840       39,767       36,730
                                         -----------  -----------  -----------

                                         $   149,492  $   163,917  $   200,389
                                         ===========  ===========  ===========
Total Sales:
  United States                          $ 4,171,697  $ 3,845,349  $ 3,878,681
  Europe                                   1,785,727    1,542,951    1,332,465
  Other non-U.S.                             899,699      849,938      881,722
  Eliminations                              (149,492)    (163,917)    (200,389)
                                         -----------  -----------  -----------

                                         $ 6,707,631  $ 6,074,321  $ 5,892,479
                                         ===========  ===========  ===========
Contribution to Income Before Other
 Charges:
  United States                          $   602,946  $   572,097  $   465,889
  Europe                                     443,348      409,227      365,821
  Other non-U.S.                             122,300      154,529      171,440
                                         -----------  -----------  -----------

                                           1,168,594    1,135,853    1,003,150
Other Charges:
  Corporate expenses, net                    118,098      185,134      134,693
  Interest expense                            15,659       19,824       37,144
                                         -----------  -----------  -----------

Income Before Taxes and Cumulative
 Effects of Changes in Accounting
 Principles:                             $ 1,034,837  $   930,895  $   831,313
                                         ===========  ===========  ===========
Assets:
  United States                          $ 2,022,613  $ 1,669,954  $ 1,643,230
  Europe                                     663,518      597,617      490,904
  Other non-U.S.                             318,548      350,437      361,361
  Corporate                                1,704,478    1,307,301      613,165
                                         -----------  -----------  -----------

                                         $ 4,709,157  $ 3,925,309  $ 3,108,660
                                         ===========  ===========  ===========

Note 3:  Income Taxes

The U.S. and non-U.S. components of income before taxes and cumulative effects of changes in accounting principles are as follows:

                                                            1995        1994       1993
                                                        -----------  ---------  ---------
                                                                       (000s)
U.S.                                                    $   611,883  $ 582,321  $ 474,895
Non-U.S.                                                    422,954    348,574    356,418
                                                        -----------  ---------  ---------

                                                        $ 1,034,837  $ 930,895  $ 831,313
                                                        ===========  =========  =========
The provision for taxes consists of the following:

                                              Federal      State      Non-U.S.    Total
                                             ---------   ----------  ---------  ---------
                                                                 (000s)
1995
----
Current                                      $ 164,069   $   25,578  $ 186,125  $ 375,772
Deferred                                       (25,803)      (4,170)   (45,698)   (75,671)
                                             ---------   ----------  ---------  ---------

                                             $ 138,266   $   21,408  $ 140,427  $ 300,101
                                             =========   ==========  =========  =========
1994
----
Current                                      $ 208,119   $   20,037  $ 141,215  $ 369,371
Deferred                                        (1,070)       2,296      2,805      4,031
                                             ---------   ----------  ---------  ---------

                                             $ 207,049   $   22,333  $ 144,020  $ 373,402
                                             =========   ==========  =========  =========
1993
----
Current                                      $ 177,651   $   37,578  $ 157,537  $ 372,766
Deferred                                       (25,548)      (3,350)    (4,966)   (33,864)
                                             ---------   ----------  ---------  ---------

                                             $ 152,103   $   34,228  $ 152,571  $ 338,902
                                             =========   ==========  =========  =========

During the fourth quarter of 1995, the Company recognized a $100.0 million one-time reversal of previously recorded taxes on unremitted non-U.S. earnings as a result of a resolution with U.S. and foreign tax authorities regarding foreign royalty payments.

At November 26, 1995, cumulative non-U.S. operating losses of $30.2 million generated by the Company were available to reduce future taxable income primarily between the years 1997 and 2003. The Company utilized all of its remaining foreign tax credit carryforwards in 1993.

Income tax expense (benefit) included in translation adjustment was $(3.1) million, $3.3 million and $(0.1) million for 1995, 1994 and 1993, respectively.

Under SFAS No. 109, adopted as of November 29, 1993, temporary differences which give rise to deferred tax assets and liabilities at November 26, 1995 and November 27, 1994 were as follows:

                                                    1995                          1994
                                            ---------------------         ---------------------
                                            Deferred   Deferred           Deferred   Deferred
                                              Tax         Tax               Tax         Tax
                                             Assets   Liabilities          Assets   Liabilities
                                            --------  -----------         --------  -----------
                                                                  (000s)
Postretirement benefits                    $ 183,734    $      --        $ 173,634    $      --
Employee compensation and benefit plans      170,856           --          163,587           --
Inventory                                     48,407           --           40,657           --
Depreciation and amortization                 30,983       42,600           28,390       36,669
Foreign exchange gains/losses                 16,278       56,119           16,683       53,764
Restructuring charges                          4,194           --            7,347           --
Tax on unremitted non-U.S. earnings               --       11,873               --       75,373
State income tax                                  --       11,812               --        5,364
Other                                         21,919           --           11,607           --
                                           ---------    ---------        ---------    ---------

                                           $ 476,371    $ 122,404        $ 441,905    $ 171,170
                                           =========    =========        =========    =========

The net deferred tax assets at November 26, 1995 and November 27, 1994 were $354.0 million and $270.7 million, respectively.

Under the provisions of APB No. 11, the approximate tax effects of timing differences giving rise to deferred income tax expense (benefit) resulted from:

                                              1993
                                            ---------
                                             (000s)
Employee compensation and benefits          $(24,739)
Accrued strategic organization costs          (9,888)
Undistributed non-U.S. earnings               (8,221)
Inventory capitalization and adjustments       6,008
Depreciation, amortization and other           2,976
                                            ---------

                                            $(33,864)
                                            =========

The Company's effective income tax rate for fiscal years 1995, 1994 and 1993 differs from the statutory federal income tax rate as follows:

                                                           1995   1994   1993
                                                           -----  -----  -----
Statutory rate                                             35.0%  35.0%  35.0%
Changes resulting from:
  State income taxes, net of federal income tax benefit     1.3    1.5    2.7
  Non-U.S. earnings taxed at different rates,
   including withholding taxes                              0.9    1.4    2.2
  Acquisition-related book and tax bases differences        0.5    1.3    1.3
  Reversal of prior years' accruals                        (9.7)    --     --
  Other, net                                                1.1    0.9   (0.4)
                                                           ----   ----   ----

Effective rate                                             29.1%  40.1%  40.8%
                                                           ====   ====   ====

The consolidated U.S. income tax returns of the Company for 1983 through 1989 are under examination by the Internal Revenue Service (IRS). The examination for 1983 through 1985 includes the review of certain transactions relating to the 1985 leveraged buyout by the Company of Levi Strauss & Co. An agreement in principle has been reached with the IRS on the major issues raised during the examination for 1983 through 1985 and is expected to be resolved in 1996. The IRS has not yet concluded its examination for 1986 through 1989. The Company believes it has made adequate provision for income taxes and interest for all prior periods.

Note 4:  Property, Plant and Equipment

The components of property, plant and equipment, including both leased and owned assets stated at cost, are as follows:

                                      1995                    1994
                            ----------------------  ----------------------
                               Owned      Leased       Owned      Leased
                            -----------  ---------  -----------  ---------
                                                (000s)
Land                        $   48,133   $  5,134   $   47,228   $  5,134
Buildings and leasehold
 improvements                  414,149     21,599      356,263     24,718
Machinery and equipment        688,275      3,507      565,686      6,632
Construction in progress       250,995         --      118,321         --
                            ----------   --------   ----------   --------
                             1,401,552     30,240    1,087,498     36,484
Accumulated depreciation      (513,423)   (11,614)    (437,296)   (17,080)
                            ----------   --------   ----------   --------

                            $  888,129   $ 18,626   $  650,202   $ 19,404
                            ==========   ========   ==========   ========

Depreciation expense, which includes amortization of assets under capital lease, for 1995, 1994 and 1993 was $97.8 million, $94.2 million and $85.5 million, respectively.

The 1995 increase in construction in progress relates to the Company's customer service initiatives. The Company plans to spend over $400.0 million for capital expenditures in conjunction with these initiatives. (See Item 1 of this Form 10-K for additional information.)

Note 5:  Intangible Assets

The components of intangible assets are as follows:

                                                   1995             1994
                                                ----------       ----------
                                                           (000s)
Goodwill                                        $ 351,722        $ 351,722
Acquisition intangibles                            67,606           67,606
Tradenames                                         79,322           79,322
Intangible pension asset                               --            2,518
Other intangibles                                  29,067           21,107
                                                ---------        ---------

                                                  527,717          522,275

Accumulated amortization related to goodwill      (90,164)         (81,377)
Other accumulated amortization                   (101,197)         (99,543)
                                                ---------        ---------

                                                $ 336,356        $ 341,355
                                                =========        =========

Goodwill, resulting from the 1985 acquisition of Levi Strauss & Co. by Levi Strauss Associates Inc., is being amortized through the year 2025. Acquisition intangibles include trained workforce, leasehold interest, research and development and licenses. Acquisition intangibles and tradenames were valued as a result of the 1985 acquisition.

Intangible pension asset is not amortized, but is adjusted each year to correspond to changes in the minimum pension liability.

Amortization expense for 1995, 1994 and 1993 was $17.5 million, $20.5 million and $24.0 million, respectively.

Note 6:  Debt and Lines of Credit

Debt and unused lines of credit are summarized below:

                                                         1995           1994
                                                      ---------      ---------
                                                               (000s)
Long-Term Debt:
 Unsecured:
  Dividend notes payable                              $      --      $  20,564
  Other unsecured indebtedness                              111          2,138
                                                      ---------      ---------
                                                            111         22,702
 Secured:
  Notes payable, at various rates, due in
   installments through 1999                              6,606          7,465
                                                      ---------      ---------

                                                          6,717         30,167
 Current maturities                                        (348)       (22,981)
                                                      ---------      ---------

                                                      $   6,369      $   7,186
                                                      =========      =========

Unused Lines of Credit:
 Long-term (all U.S.):                                $ 200,000      $ 200,000

 Short-term:
  U.S.                                                  305,000        230,067
  Non-U.S.                                              374,379        345,854

Primary Credit Agreement

During 1995, the Company renegotiated and amended its $200.0 million revolving line of credit to a term of five years. The amendment allows for lower commitment fees, lower interest rate basis points and less stringent covenants than the original facility. This primary credit agreement requires the Company to maintain minimum levels of net worth, leverage and interest coverage. All borrowings under the primary credit agreement bear interest based on either the lending banks' base rate, the certificate of deposit rate or the LIBOR rate (at the Company's option) plus an incremental percentage. No borrowings were taken on this line during 1995. Commitment fees of $250,000 were paid on the unused portion of the amounts available for borrowing.

Other Debt

During 1993, the Company issued four series of notes payable collectively totaling $77.1 million to Class L stockholders in partial payment of a dividend declared in November 1992. These notes were payable in four semi-annual installments commencing June 15, 1993 and ending December 15, 1994 and bore an interest rate incrementally above the six-month Treasury Bill rate. The Company repaid all scheduled payments on the dividend notes to Class L stockholders for an aggregate amount of $77.1 million, plus accrued interest of $4.3 million.

Principal Debt Payments
The required aggregate long-term debt principal payments, excluding capitalized leases, for the next five years and thereafter are as follows:

              Year                 Principal Payments
              ----                 -------------------
                                         (000s)

              1996                       $  348
              1997                        6,140
              1998                           --
              1999                           --
              2000                           --
           Thereafter                       229

Short-Term Credit Lines and Stand-By Letters of Credit

The Company has unsecured and uncommitted short-term credit lines available totaling $679.0 million at various interest rates from various U.S. and non-U.S. banks. These credit arrangements may be canceled by the lenders upon notice and generally have no compensating balance requirements or commitment fees.

The Company has $105.2 million of standby letters of credit with various international banks, $92.6 million of which serves as guarantees by the creditor banks to cover workers' compensation claims. The Company pays fees on the standby letters of credit and any borrowings against the letters of credit are subject to interest at various rates.

Interest Rate Swaps

The Company occasionally enters into interest rate swap transactions to hedge existing floating-rate or fixed-rate liabilities for fixed rates or floating rates. The net interest to be received or paid on the transactions is recorded as an adjustment to interest expense.

In 1994, due to lower debt levels, the Company terminated its remaining $100.0 million of interest rate swap agreements that hedged floating-rate liabilities for fixed rates. The termination resulted in a loss of $2.6 million that was included in other (income) expense, net.

Interest Rates on Borrowings

The weighted average interest rate on short-term borrowings outstanding at year-end 1995 and 1994 was 14% and 19%, respectively. These rates were relatively high in 1995 and 1994 as approximately 46% and 65% of the short-term borrowings balance outstanding at the end of 1995 and 1994, respectively, were related to borrowings in Eastern Europe and Latin America, where the average interest rates were substantially higher than other Company borrowings. Excluding the short-term borrowings in Eastern Europe and Latin America, the weighted average interest rate on short-term borrowings outstanding at year-end 1995 would have been 8%.

Note 7:  Commitments and Contingencies

The Company enters into foreign currency forward and option contracts primarily to manage foreign currency exposures. At November 26, 1995, the Company has U.S. dollar forward currency contracts to sell the aggregate equivalent of $631.0 million and to buy the aggregate equivalent of $118.6 million of various foreign currencies. These contracts hedge currency exposures resulting from sourcing operations, net investment positions and intercompany royalties. The Company also has Belgian franc and German mark forward currency contracts to sell the aggregate equivalent of $215.2 million of various European currencies in order to hedge currency exposures resulting from intercompany receivables and payables.

Additionally at November 26, 1995, the Company has option contracts to sell the aggregate equivalent of $354.0 million of various foreign currencies.

These contracts are at various exchange rates and expire at various dates through 1996.

Realized and unrealized transaction (gains) losses on the forward and option currency contracts included in other (income) expense, net in 1995 were $29.5 million and $(19.4) million, respectively, and in 1994 were $17.7 million and $26.7 million, respectively.

The Company's market risk is directly related to fluctuations in the currency exchange rates. The Company's credit risk is limited to the currency rate differential for each agreement if a counterparty were to fail to meet the terms of the contract. These instruments are executed with credit worthy financial institutions and the Company does not anticipate nonperformance by the counterparties. (See Note 8.)

The Company evaluates environmental liabilities on an ongoing basis and, based on currently available information, does not consider any environmental exposure to be material. Additionally, the Company does not consider any pending legal proceedings to be material.

Note 8:  Fair Value of Financial Instruments

The estimated fair value amounts of certain financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying amount and estimated fair value of the Company's financial instruments at November 26, 1995 and November 27, 1994 are as follows:

                                               1995                  1994
                                       -------------------   -------------------
                                                 Estimated             Estimated
                                       Carrying     Fair     Carrying    Fair
                                        Value      Value      Value      Value
                                       --------  ---------   --------  ---------
                                                        (000s)
Balance sheet financial instruments:
Long-term debt                         $  6,369   $  6,369   $  7,186   $  7,186
Common stock:
 Employee Stock Purchase and Award
  Plan                                   63,479    102,653     49,655     57,770
 Management Liquidity Program           183,130    183,130    138,587    138,587

Off-balance sheet financial
 instruments:
 Foreign exchange forward contracts
  (gain)/loss position                       --      2,532         --     20,744
 Foreign exchange option contracts
  (gain)/loss position                       --    (13,480)        --         --

Quoted market prices or dealer quotes are used to determine the estimated fair value of the majority of forward exchange contracts and option contracts. Other techniques, such as the discounted value of future cash flows, replacement cost, and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The estimated fair value of the Employee Stock Purchase and Award Plan and Management Liquidity Program common stock is based on the latest valuation of common stock. (See Note 18:
Common Stock - Valuation.)

The carrying values of cash and cash equivalents, trade receivables, current assets, current maturities of long-term debt, short-term borrowings, taxes and dividends payable are assumed to approximate fair value. All investments mature in 90 days or less, therefore the carrying values are considered to approximate market value.

The fair value estimates presented herein are based on pertinent information available to the Company as of November 26, 1995 and November 27, 1994. Although the Company is not aware of any factors that would substantially affect the estimated fair value amounts, such amounts have not been updated since that date and, therefore, the current estimates of fair value at dates subsequent to November 26, 1995 and November 27, 1994 may differ substantially from these amounts. Additionally, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

Note 9:  Leases

The Company is obligated under both capital and operating leases for facilities, office space, showrooms and equipment.

At November 26, 1995, obligations under long-term leases are as follows:

                                                      Type of Lease
                                                -------------------------
                                                   Capital      Operating
                                                -------------   ---------
                                                           (000s)
Minimum Lease Payments:
 1996                                                 $    44    $ 61,878
 1997                                                       2      54,612
 1998                                                       2      48,546
 1999                                                       1      43,551
 2000                                                      --      38,926
Remaining years                                        10,000      41,439
                                                      -------    --------

 Total minimum lease payments                          10,049    $288,952
                                                                 ========

Amount representing interest                              (11)
                                                      -------

 Present value of net minimum lease payments           10,038
Current maturities                                        (41)
                                                      -------

                                                      $ 9,997
                                                      =======

The total minimum lease payments on capital and operating leases have not been reduced by estimated future income of $10.6 million from noncancelable subleases.

In general, leases relating to real estate include renewal options of up to 20 years. Some leases contain escalation clauses relating to increases in operating costs. Certain operating leases provide the Company with an option to purchase the property after the initial lease term at the then-prevailing market value. Rental expense for 1995, 1994 and 1993 was $93.0 million, $84.3 million and $75.1 million, respectively.

Note 10:  Retirement Plans

The Company has numerous non-contributory defined benefit retirement plans covering substantially all employees. It is the Company's policy to fund its retirement plans based on actuarial recommendations consistent with applicable laws and income tax regulations. Plan assets, which may be denominated in foreign currencies and issued by foreign issuers, are invested in a diversified portfolio of securities including stocks, bonds, real estate investment funds and cash equivalents. The weighted average expected long-term rate of return on assets is 9.0%. Benefits payable under the plans are based on either years of service or final average compensation.

The funded status of the plans, as of November 26, 1995 and November 27, 1994, reconciles with amounts recognized on the balance sheet as follows:


                                       Plans in Which           Plans in Which
                                    Accumulated Benefits         Assets Exceed
                                       Exceed Assets          Accumulated Benefits
                                   -----------------------   -----------------------
                                      1995         1994         1995         1994
                                   ----------   ----------   ----------   ----------
                                                         (000s)
Actuarial present value of:
 Vested benefits                   $ 155,843    $ 119,998    $  99,398    $  71,996
 Non-vested benefits                   6,036        5,011        5,245        4,675
                                   ----------   ----------   ----------   ----------

Accumulated benefit obligation       161,879      125,009      104,643       76,671
Impact of future salary increases    117,590      112,598        5,440        4,489
                                   ----------   ----------   ----------   ----------

Projected benefit obligation         279,469      237,607      110,083       81,160
Less plan assets at fair value       186,178      145,640      124,451       91,917
                                   ----------   ----------   ----------   ----------

Plan assets less than (in excess
 of) projected benefit obligation     93,291       91,967      (14,368)     (10,757)
Unrecognized net loss from
 plan experience                     (48,340)     (47,590)      (9,436)      (3,547)
Unrecognized prior service cost       (6,379)      (8,110)      (2,662)      (2,092)
Unrecognized net asset (liability)
 at transition                       (10,998)     (12,381)       4,889        5,263
Adjustment required to recognize
 minimum liability                        --        1,763           --           --
                                   ----------   ----------   ----------   ----------

Accrued (prepaid) pension cost     $  27,574    $  25,649    $ (21,577)   $ (11,133)
                                   ==========   ==========   ==========   ==========

Unrecognized net liabilities at transition (established 1988) are being amortized primarily on a straight-line basis over 15 years. Past service costs are amortized on a straight line basis over the average remaining service period of employees expected to receive benefits.

The weighted average discount rate and the rate of increase in future compensation levels used to determine the actuarial present value of the projected benefit obligations for the plans were 7.6% and 6.5%, respectively, for 1995, 8.0% and 7.0%, respectively, for 1994 and 6.6% and 6.0%, respectively, for 1993. Changes in the discount rate and the rate of increase in future compensation levels used to measure the 1995 pension obligations resulted in increases to those obligations as compared to the prior year.

During 1994, the Company recorded a minimum liability of $1.8 million for one of its pension plans. The Company also recorded a corresponding intangible asset of $1.1 million and, since the required intangible asset exceeded the related prior service cost, an adjustment was made to stockholders' equity of $.7 million. No such minimum liability existed at November 26, 1995 and, accordingly, the pension liability within stockholders' equity was adjusted to zero.

Net pension expense includes the following components:

                                                       1995       1994      1993
                                                     ---------  --------  ---------
                                                                 (000s)
Service cost of benefits earned during the period     $ 32,519   $38,181   $ 29,225
Interest cost on the projected benefit obligations      25,419    22,169     18,722
Gain on plan assets                                    (43,875)   (8,062)   (22,046)
Net amortization and deferrals                          26,623       (63)    15,162
                                                      --------   -------   --------

Net pension expense                                   $ 40,686   $52,225   $ 41,063
                                                      ========   =======   ========

Note 11:  Postretirement Benefit Plans

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

The Company maintains two plans that provide postretirement defined benefits, principally health care benefits, to substantially all domestic retirees and their qualified dependents. These plans have been established with the intention and expectation that they will continue indefinitely. However, the Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. Under the Company's current policies, employees become eligible for these benefits when they reach age 55 with 15 years of credited service. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. The plans also provide for reimbursement of Medicare Part B premiums to participants over age 65. The accounting for retiree health care benefits anticipates future cost-sharing changes to the written plan consistent with the Company's expressed intent to limit, over time, the Medicare Part B premium reimbursement to 50% of the annual increase in the premium cost.
The Company's policy is to fund postretirement benefits as claims and premiums are paid.

Postretirement benefit costs for fiscal years 1995 and 1994, exclusive of the transition obligation, include the following components:

                                                        1995        1994
                                                     ----------  ----------
                                                             (000s)
Service cost of benefits earned during the period    $  14,037   $  17,515
Interest cost on the accumulated benefits obligation    27,354      25,494
Amortization of actuarial gains                         (2,750)         --
                                                     ----------  ----------

Net postretirement benefit costs                     $  38,641   $  43,009
                                                     ==========  ==========

The actuarial present value of the Accumulated Postretirement Benefits Obligation (APBO) and amounts recognized on the Company's Consolidated Balance Sheets at November 26, 1995 and November 27, 1994 are as follows:

                                                        1995        1994
                                                     ----------  ----------
                                                             (000s)
APBO attributed to:
 Retirees                                            $ 180,075   $ 163,542
 Fully eligible active participants                     49,509      43,792
 Other active participants                             169,073     145,969
                                                     ----------  ----------
APBO                                                   398,657     353,303
Less plan assets at fair value                              --          --
                                                     ----------  ----------

APBO in excess of plan assets                          398,657     353,303
Unrecognized net gain                                   60,347      79,324
                                                     ----------  ----------
Accrued postretirement benefit costs                 $ 459,004   $ 432,627
                                                     ==========  ==========

The discount rate used to determine the APBO was 7.5% and 8.0% at November 26, 1995 and November 27, 1994, respectively. An 11.3% and 5.7% annual rate of increase in the health care trend rate and Medicare Part B trend rate, respectively, was assumed for 1995, declining gradually to 5.0% and 2.5% by the year 2008 and remaining at those rates thereafter. A one percentage point increase in the assumed health care trend rate for each future year would have increased the service cost and interest cost components of net postretirement benefit costs by approximately $10.6 million and would have increased the APBO as of November 26, 1995 by approximately $57.9 million.

Note 12:   Employee Investment Plans

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

ESAP

Under the ESAP, eligible employees may invest up to 10% of their annual compensation, through payroll deductions, to directly purchase and hold shares of Class E common stock. Employee contributions are made on an after-tax basis. The Company may match 75% of the contributions made by employees in stock. Employees are always 100% vested in the Company match. Employees may elect to have their withholding taxes deducted from the shares contributed by the Company. There are various put, call and first refusal rights associated with Class E common stock obtained through the ESAP. The ESAP generally prohibits all transfers of shares other than to the Company. Put rights associated with ESAP entitle participants to sell shares back to the Company in specified circumstances subject to certain restrictions and penalties. It also entitles the Company to buy back shares upon termination of the participant's employment. In all cases, shares are repurchased at the current appraised value of the shares during the semi-annual employee purchase periods. (See Note 18: Common Stock - Valuation.)

Shares held by participants of the ESAP are classified outside stockholders' equity due to the put rights attached to Class E common stock sold through the ESAP. The redemption value at the time of repurchase is based on the latest valuation of Class E common stock.

The following summary presents ESAP activity for the years ended November 26, 1995, November 27, 1994 and November 28, 1993:

                                                 Common       Additional
                                                 Stock     Paid-in Capital      Total
                                                --------   ----------------   ---------
                                                                (000s)
Balance at November 29, 1992                     $   17       $    16,336     $ 16,353
Sale of Class E stock to ESAP (27,797 shares
 at $116 per share; 51,614 shares at $138
 per share)/(1)/                                      8            10,331       10,339
Company contribution of Class E stock to
 ESAP (18,578 shares at $116 per share;
 33,758 shares at $138 per share)                     5             6,808        6,813
                                                 -------      ------------    ---------

Balance at November 28, 1993                         30            33,475       33,505
Sale of Class E stock to ESAP (30,233 shares
 at $114 per share; 49,375 shares at $129
 per share)/(1)/                                      8             9,849        9,857
Company contribution of Class E stock to
 ESAP (16,234 shares at $114 per share;
 34,433 shares at $129 per share)                     5             6,288        6,293
                                                 -------      ------------    ---------

Balance at November 27, 1994                         43            49,612       49,655
Sale of Class E stock to ESAP (22,984 shares
 at $134 per share; 41,115 shares at $157
 per share)/(1)/                                      6             9,741        9,747
Company contribution of Class E stock to
 ESAP (17,675 shares at $134 per share;
 30,243 shares at $157 per share)                     5             7,112        7,117
                                                 -------      ------------    ---------

Balance at November 26, 1995                     $   54       $    66,465     $ 66,519
                                                 =======      ============    =========

--------------------------
/(1)/ includes adjustment due to the reissuance of treasury stock purchased in 1995, 1994 and 1993, respectively

EIP/ELTIS

Under the Company's two qualified plans, eligible employees may contribute up to 10% of their annual compensation to various investment funds, including a fund that invests in Class E common stock. The Company may match 50% of the contributions made by employees to all funds maintained under the qualified plans. In prior years, the Company matched 50% of the contributions made by employees to the fund that invested in Class E common stock only.

Employees are always 100% vested in the Company match. The ELTIS also includes a company profit sharing provision with payments made at the sole discretion of the Board of Directors. The EIP and the ELTIS allow employees a choice of either pre-tax or after-tax contributions. Prior to June 1, 1995, employee contributions under the ELTIS were on a pre-tax basis only.

Effective March 1, 1995, certain assets of the ELTIS were transferred to, held by and under the control of a new trustee, Fidelity Management Trust Company. During 1994, certain assets of the EIP were similarly transferred to Fidelity Management Trust Company. ELTIS participants may currently direct investments among a series of mutual funds offered under the ELTIS and managed by the new trustee. These mutual funds provide participants additional investment alternatives which were not previously available under the ELTIS, thereby increasing participant flexibility in managing their investments.

During 1995, ELTIS purchased 2,109 shares of Class E common stock from the Company at $134 per share as determined by the valuation of an independent investment banking firm. There were no shares purchased by the EIP due to cash needs of the plan. In addition, the Company contributed 11,202 shares and $3.8 million in cash to these plans.

During 1994, the qualified plans collectively purchased 10,208 shares at $114 per share as determined by the valuation of an independent investment banking firm at the time of purchase. In addition, the Company contributed 35,367 shares and $.3 million in cash to these plans. During 1993, the qualified plans collectively purchased 47,351 shares and 14,436 shares at $116 and $138 per share, respectively, as determined by the valuation of an independent investment banking firm at the time of purchase (the $116 price was based on the independent valuation of $119 per share, less a $3 per share dividend paid after the valuation was issued but before the stock purchase). In addition, the Company contributed 38,263 shares to these plans in 1993.

The aggregate cost of providing all aspects of these plans in 1995, 1994 and 1993 was $14.4 million, $14.7 million and $12.8 million, respectively. The aggregate cost of providing all other employee savings and compensation plans in 1995, 1994 and 1993 was $20.9 million, $18.1 million and $16.0 million, respectively. (See Note 20 for the possible future impact of the Proposed Merger Transaction on these plans.)

Note 13:  Partners in Performance Plan

In 1995, the Company implemented the Partners in Performance Plan (PIP) to immediately replace the previous Cash Performance Sharing Plan, the Management Incentive Plan and all other plans with regards to short-term incentives, and to replace the Long-Term Performance Plan in 1996 with regards to long-term incentives. This program is for all salaried employees worldwide and is intended to align the objectives of all employees with the strategic objectives of the Company and interests of the Company shareholders.

Annual Incentive Plan

The Annual Incentive Plan (AIP), the short-term portion of PIP, began in 1995 and is intended to reward individual and team contributions to the Company's objectives during the year. The amount of incentive earned depends upon the performance and salary grade level of the individual and also depends on corporate, group, division and affiliate financial results against pre-established targets. The cost of the AIP for fiscal year 1995 was $74.6 million.

The Cash Performance Sharing Plan, replaced by AIP for fiscal year 1995, was for all Home Office payroll employees, and paid out based on a percentage of base salary and certain Company earnings criteria. Home Office employees could receive up to 12 percent of their covered compensation (fiscal year salary and non-long-term performance plan bonus) under this plan. Similar plans were available to employees outside of the U.S. The cost of providing the Cash Performance Sharing Plan and related non-U.S. plans in 1994 and 1993 was $19.4 million and $16.6 million, respectively.

The Company's Management Incentive Plan (MIP), replaced by AIP in fiscal year 1995, provided selected senior level employees with incentive compensation and provided a tool for recruiting and retaining these employees. Under the MIP, the Personnel Committee of the Board of Directors, as administrator of the MIP, could award discretionary cash payments to eligible employees. Such awards were made on the basis of various factors, including profit levels, return on investment, salary grade and individual performance. The amounts charged to expense for the MIP in 1994 and 1993 were $15.8 million and $13.8 million, respectively.

Long-Term Incentive Plan

The Long-Term Incentive Plan (LTIP), the portion of PIP related to long-term incentives, will begin in 1996 and is intended to reward individual and team contributions to the future success of the Company and to encourage all employees to take a long-term perspective of the business. These incentives are based on a performance unit plan measured by a three-year cumulative earnings performance calculation, individual salary grade level and relative total shareholder return.

The Company's Long-Term Performance Plan (LTPP), to be replaced by LTIP in fiscal year 1996, is intended to provide incentive and reward performance over time for certain directors, officers and key employees. Under this plan, a number of performance units were granted to each participant. The value assigned to each unit was based on the Company achieving a target performance measure over a three-year period, as determined by a committee of the Board of Directors. Awards were paid in one-third increments on the third, fourth and fifth anniversaries of the date of the grant. The amounts charged to expense, for the plan in 1995, 1994 and 1993 were $47.0 million, $29.8 million and $25.7 million, respectively.

Note 14:  Executive Stock Appreciation Rights Plan

The Levi Strauss Associates Inc. Executive Stock Appreciation Rights Plan was established in 1992. There were no SAR grants during 1995. During 1995, 14,000 SARs were exercised resulting in a cash disbursement by the Company of $1.0 million.

In 1994, 170,000 SARs were granted to certain executives at an initial grant value of $129 per SAR. These SARs vest over several years and become exercisable commencing in 1997. Additionally in 1994, 17,000 SARs granted in 1992 were forfeited. There were no SAR grants during 1993.

The amounts charged to expense for the plan (net of forfeitures) in 1995, 1994 and 1993 were $7.7 million, $1.8 million and $.9 million, respectively. (See
Note 20 for the possible future impact of the Proposed Merger Transaction on this plan.)

Note 15:  Stock Option Plan

The Company has a 1985 Stock Option Plan (the Plan) for Class L common stock under which options are granted at an exercise price determined on the date of grant by a committee of the Board of Directors. Options under the Plan expire ten years from the date of grant and become exercisable as determined by the committee. During the fourth quarter of 1994, all outstanding options became subject to the terms of the management liquidity program. (See Note 16.)

The following summary presents stock option activity for the years ended November 28, 1993, November 27, 1994 and November 26, 1995:

                                      Options     Exercise/Surrender   Exercise
                                    Outstanding         Price           Bonus
                                    ------------  ------------------  ----------
Outstanding and exercisable at
 November 29, 1992                      499,749      $     3.50
 No activity during 1993                     --             --            --
                                    ------------

Outstanding and exercisable at
 November 28, 1993                      499,749      $     3.50
 No activity during 1994                     --             --            --
                                    ------------

Outstanding and exercisable at
 November 27, 1994                      499,749      $     3.50
 Exercised during 1995                  (94,999)     $     3.50       $2,960,216
                                    ------------

Outstanding and exercisable at
 November 26, 1995                      404,750      $     3.50
                                    ============

(See Note 20 for the possible future impact of the Proposed Merger Transaction on this plan.)

Note 16:  Management Liquidity Program

During 1994, the Board of Directors and stockholders approved a stock liquidity program (the Liquidity Program) for management holders of Class L common stock. The Liquidity Program allowed the Company to enter into contracts with then-existing management holders of Class L common stock relating to in-service, employment separation-related and post-separation stock purchases. Holders of 1,047,280 shares of Class L common stock (including outstanding options) initially participated in this program. They may annually sell a specified amount of their stock to the Company, subject to certain limitations and conditions. The program also entitles the Company to purchase all of the shares held by a management holder at the time of separation from employment. Participating shares were classified on the balance sheet outside of stockholders' equity due to the liquidity feature. The redemption value at the time of repurchase is based on the latest valuation of common stock.

In December 1995, an independent investment banking firm appraised the Company's stock value at $189 per share, an increase of $55 per share from the prior year end. (See Note 18: Common Stock - Valuation.) As a result of the increased value, the Company recorded compensation expense in 1995 for participating stock options and related exercise bonus totaling $29.4 million, decreased retained earnings by $26.2 million for participating shares and increased Management Liquidity Program Class L common stock by $50.7 million. Future changes in stock valuation will result in periodic adjustments to compensation expense for participating stock options, participating share balances and retained earnings. (See Note 20 for the possible future impact of the Proposed Merger Transaction on this program.)

During 1994, the Company incurred a pre-tax compensation expense for participating stock options of $6.0 million and for the related exercise bonus of $13.2 million, based on the then-current appraised stock value of $134 per share.

The following summary presents Management Liquidity Program activity of the participating shares for the years ended November 26, 1995, November 27, 1994 and November 28, 1993:

                                               Common        Additional
                                               Stock      Paid-in Capital        Total
                                             --------     ----------------    -----------
                                                               (000s)
Balance at November 28, 1993                 $    --        $          --     $       --
Reclassification of participating shares
 from stockholders' equity                        55              138,532        138,587
                                             --------       --------------    -----------

Balance at November 27, 1994                      55              138,532        138,587
Repurchase and retirement of 70,842
 shares                                           (7)              (9,486)        (9,493)
Increase in value to $189 per
 participating share                              --               53,704         53,704
Reclassification from stockholders'
 equity due to exercise of 94,999 options          9                  323            332
                                             --------       --------------    -----------

Balance at November 26, 1995                 $    57        $     183,073     $  183,130
                                             ========       ==============    ===========

Note 17:  Long-Term Employee Related Benefits
The components of long-term employee related benefits are as follows:

                                       1995        1994
                                       ----        ----
                                            (000s)
Workers' compensation               $  121,796  $  148,445
Other deferred employee benefits       195,446     153,101
                                    ----------  ----------
                                    $  317,242  $  301,546
                                    ==========  ==========

Included in the liability for workers' compensation are accrued expenses related to the Company's program that provides for early identification and treatment of employee injuries. During 1995 and 1994, alternative manufacturing systems were implemented by the Company resulting in significant improvements in the Company's safety programs and, accordingly, workers' compensation costs have decreased substantially from prior years. Accruals for workers' compensation of $97.3 million and $125.9 million were recorded during fiscal years 1995 and 1994, respectively. Furthermore, the Company reduced its workers' compensation expense in 1995 and 1994 by $103.0 million and $85.9 million, respectively, related to reversals of previously estimated costs. Other deferred employee benefits include accrued liabilities for the Company's long-term performance plan, deferred compensation, benefit restoration, pension and other plans.

Note 18:  Common Stock
Certificate of Incorporation

The Company has an authorized capital structure consisting of: 270,000,000 shares of common stock, par value $.10 per share, of which 100,000,000 shares are designated Class E common stock and 170,000,000 shares are designated Class L common stock; plus 10,000,000 shares of preferred stock, par value $1.00 per share. Class L common stock is subject to a stockholders' agreement (expiring in April 2001), which limits transfers of the shares. Additionally, management Class L stockholders are parties to contracts with the Company providing for in-service, employment separation-related and post-separation stock purchases. (See
Note 16.) The outstanding shares of Class E common stock are subject to restrictions on transfer imposed by the EIP, ELTIS and ESAP. (See Note 20:
Subsequent Event - Proposed Merger Transaction.)

Common Stock - Valuation

Class E common stock is appraised, usually twice a year, by an independent investment banking firm. The latest appraised value of Class E common stock is used as the price for selling or repurchasing Class E common stock from the EIP and ELTIS trustee and ESAP participants. The latest appraised value of Class E common stock is also used as the value for Class L common stock, including participating shares of the Management Liquidity Program. The investment firm is instructed to value stock as though there had been a public trading market for the stock on the valuation date, and to not give consideration to an acquisition or control premium, or to a private market discount. There is, however, no assurance that the Company's stock would trade at the price determined through the independent investment banking firm valuation had there been a public trading market for the shares on the valuation date. (See Note 20: Subsequent Event - Proposed Merger Transaction.)

Common Stock - Employee Investment Plans (see Note 12)

Common Stock - Management Liquidity Program (see Note 16)

Note 19:  Related Parties

See Item 13, Other Transactions, of this Form 10-K for related party information.

Note 20:  Subsequent Events
Proposed Merger Transaction

In February 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with LSAI Holding Corp. ("Holdings") and LSAI Acquisition Corp., a wholly-owned subsidiary of Holdings ("Merger Sub"). The Merger Agreement provides for the merger (the "Merger") of Merger Sub with and into the Company. The Company's Board of Directors and stockholders approved the Merger in February 1996. Completion of the Merger is subject to satisfaction of certain conditions, including receipt of necessary financing and regulatory approvals; completion is expected during the second quarter of 1996.

In the Merger, each share of the Company's Class L Common Stock (other than shares contributed to Holdings by Class L holders) and each share of the Company's Class E Common Stock will be converted into the right to receive $265 per share in cash. As a result of the Merger, the Company will become a wholly-owned subsidiary of Holdings. The cash consideration will be provided through bank borrowings by Holdings, which are expected to be assumed by the Company after the Merger, and through cash generated by the Company. The total cash consideration is expected to be approximately $2.3 billion, however, this amount may change depending on the number of shares of Class L Common Stock ultimately contributed to Holdings. The final amount will not be determined until early March 1996.

Holdings is a Delaware corporation organized and owned by a group of holders of the Company's Class L Common Stock. Holders of Holdings common stock will place their shares in a voting trust, giving the trustees voting power over most matters subject to stockholder vote, and will be subject to restrictions on share transfers.

Based upon Subscription Agreements received from Class L stockholders on January 25, 1996, 44,738,958 shares of Class L Common Stock will be contributed to Holdings and 7,016,950 shares of Class L Common Stock will be converted into the right to receive cash upon the Merger. A Participating Stockholder who enters into a Subscription Agreement has until February 26, 1996 (the "Adjustment Date") to reduce his or her investment level or withdraw the subscription completely. Assuming that no subscription reductions or withdrawals occur prior to the Adjustment Date, the transaction would result in a decrease in cash and cash equivalents of $1,047.1 million, an increase in debt of $1,269.0 million, a decrease in ESAP and Management Liquidity Program Common Stock of $246.6 million and a decrease in stockholders' equity of $2,023.8 million.

Other than Management Holders who participate in the Offering, the Company's management and employees will have no continuing equity interest in Holdings or the Company following the Merger. In lieu of an equity interest, it is expected that all Company employees worldwide will participate in new arrangements designed to align employee and stockholders' interests in the post-Merger entity by providing one or more cash payments to employee participants based upon the future value created after the Merger. There can be no assurances that the new arrangements will be adopted in the form described or that they will result in such alignment of interests. However, it is the intention of Holdings' management to cause such a cash-based plan to be adopted in connection with the Merger.

The operation of the EIP and ELTIS plans will remain essentially the same as before the Merger, except that participants will no longer have the option to invest in Company stock. The ESAP plan will cease to exist after the Merger. The Management Liquidity Program will not be assumed by Holdings and will therefore not apply to Holdings' Common Stock. The stock options outstanding at November 26, 1995 are expected to be exercised prior to the Merger and will, at the option of the holder, be contributed to Holdings or converted to cash in the Merger. No options will be assumed by Holdings. The Stock Appreciation Rights effectively will remain in place but appreciation will be based on a measure other than Company stock.

The financial statements included in this Form 10-K do not give effect to the Merger.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Levi Strauss Associates Inc.:

We have audited the accompanying consolidated balance sheets of Levi Strauss Associates Inc. (a Delaware corporation) and Subsidiaries as of November 26, 1995 and November 27, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended November 26, 1995, November 27, 1994 and November 28, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levi Strauss Associates Inc. and Subsidiaries as of November 26, 1995 and November 27, 1994, and the results of their operations and their cash flows for each of the three years in the period ended November 26, 1995, in conformity with generally accepted accounting principles.

As explained in Notes 3 and 11 to the Consolidated Financial Statements, at the beginning of the fiscal year 1994 the Company changed its method of accounting for income taxes and postretirement benefit plans.



                                                            ARTHUR ANDERSEN LLP

San Francisco, California,
January 5, 1996

            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below identifies the current directors and executive officers of the Company, along with their offices, positions and ages.


Name *                                   Age                 Office And Position
----                                     ---                 -------------------
Peter E. Haas, Sr./(1)//(2)/............  77    Director, Chairman of the Executive Committee of
                                                 the Board of Directors
Robert D. Haas/(1)//(2)/................  53    Director, Chairman of the Board of Directors and
                                                 Chief Executive Officer
Thomas W. Tusher/(2)/...................  54    Director, President and Chief Operating
                                                Officer
Angela Glover Blackwell/(2)//(3)/.......  50    Director
Tully M. Friedman/(2)//(3)/.............  54    Director
James C. Gaither/(2)//(4)/..............  58    Director
Rhoda H. Goldman/(1)//(2)//(4)/.........  71    Director
Peter E. Haas, Jr./(1)//(2)//(3)/.......  48    Director
Walter J. Haas/(1)//(2)//(3)/...........  45    Director (Effective November 16, 1995)
F. Warren Hellman/(3)//(4)/.............  61    Director
James M. Koshland/(2)//(4)/.............  44    Director
Patricia Salas Pineda/(3)//(4)/.........  44    Director
Thomas J. Bauch.........................  52    Senior Vice President, General Counsel and Secretary
R. William Eaton, Jr....................  52    Senior Vice President, Chief Information Officer
Donna J. Goya...........................  48    Senior Vice President, Human Resources
Peter A. Jacobi.........................  52    Senior Vice President, President of Levi Strauss
                                                 International
George B. James.........................  58    Senior Vice President, Chief Financial Officer
Robert D. Rockey, Jr....................  54    Senior Vice President, President of Levi Strauss
                                                 North America

--------------------------
* Walter A. Haas, Jr./(1)/ served as Honorary Chairman of the Board of Directors until his death on September 20, 1995.
/(1)/ Robert D. Haas and Walter J. Haas are the sons of Walter A. Haas, Jr.; Walter A. Haas, Jr. was the brother of Peter E. Haas, Sr. and Rhoda H. Goldman; Peter E. Haas, Sr. is the father of Peter E. Haas Jr.
/(2)/  Member, Corporate Ethics and Social Responsibility Committee
/(3)/  Member, Audit Committee
/(4)/  Member, Personnel Committee

Directors are divided into three classes of equal number. All directors are and will be elected by holders of a majority of the outstanding shares of the Company entitled to vote in the election of directors. Stockholders vote separately for the election of directors in each class. The first class of directors consists of Mr. R. D. Haas, Mrs. Goldman, Ms. Blackwell and Mr. Friedman and the term of office expires at the 1996 annual meeting. The second class consists of Mr. P.E. Haas, Jr., Mr. W. J. Haas, Mr. Hellman and Ms. Pineda and the term of office expires at the 1997 annual meeting. The third class consists of Mr. Tusher, Mr. P. E. Haas, Sr., Mr. Gaither and Mr. Koshland and the term of office expires at the 1998 annual meeting of stockholders. (See
Note 20 to the Consolidated Financial Statements.)

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

All members of the Haas family and Mrs. Goldman are descendants of the founder of LS&CO., Levi Strauss.

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

Mr. P.E. Haas, Sr. is a former Associate of the Smithsonian National Board and a former trustee and former Chairman of the Board of Trustees of the San Francisco Foundation. He is a former director of the Northern California Grantmakers, Crocker National Corporation and Crocker National Bank, and American Telephone and Telegraph Co. He is a former President of the United Way of the Bay Area, the Jewish Community Federation, Aid to Retarded Citizens and the Rosenberg Foundation and a former member of the Board of Governors of the United Way of America.

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

Mr. R.D. Haas is an active participant in business and community organizations and is currently Chairman of the Board of Directors of the Levi Strauss Foundation, a trustee of the Evelyn and Walter A. Haas, Jr. Foundation, a trustee of the Ford Foundation, an honorary trustee of the Brookings Institution and an honorary director of the San Francisco AIDS Foundation. He is also a member of the Conference Board, the Council on Foreign Relations, the Trilateral Commission, the Bay Area Council, the California Business Roundtable and a former Director of the American Apparel Association.

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

Angela Glover Blackwell, a director since February 1994, is the founder and former President of Urban Strategies Council, established in 1987. As of January 23, 1995, she assumed the vice-presidency of the Rockefeller Foundation in New York. Ms. Blackwell currently serves on the Board of the Foundation for Child Development. Previously, she served as staff attorney and managing attorney for Public Advocates, Inc. and served on the Boards of Common Cause, the James Irvine Foundation, Children Now, the Center on Budget and Policy Priorities, the Urban Institute and Public Advocates, Inc. She formerly co-chaired the Commission for Positive Change in the Oakland Public Schools

Tully M. Friedman, a director since 1985, has been a general partner of the private investment firm of Hellman & Friedman since its inception in 1984. From 1979 until 1984, he was a general partner and, later, managing director of Salomon Brothers Inc. Currently, he is on the Advisory Board of Tevecap, S.A., on the Board of Directors of American President Companies, Ltd., Mattel, Inc., McKesson Corporation and MobileMedia Corporation and is a member of the Board of Representatives of Falcon Holding Group, L.P.

Mr. Friedman is a member of the Executive Committee and a Trustee of the American Enterprise Institute, a director of Stanford Management Company and a Director of Nueva School. He is also a former President of the San Francisco Opera Association and a former Chairman of Mount Zion Hospital and Medical Center.

James C. Gaither, a director since April 1988, is a partner of the law firm of Cooley, Godward, Castro, Huddleson & Tatum, San Francisco, California. Prior to beginning his law practice with the firm in 1969, he served as law clerk to the Honorable Earl Warren, Chief Justice of the United States, Special Assistant to the Assistant Attorney General in the U.S. Department of Justice and Staff Assistant to the President of the United States, Lyndon B. Johnson. Mr. Gaither is the former President of the Board of Trustees at Stanford University and is a member of the Board of Trustees of the Carnegie Endowment for International Peace and for The RAND Corporation. He was formerly Chairman of the Board of Trustees for the Center for Biotechnology Research and has served as Chairman of the Board of many educational and philanthropic organizations in the San Francisco Bay Area. Mr. Gaither is currently a director of Basic American Inc. and Amylin Pharmaceuticals, Inc., and has served as a director of several other public, private and non-profit companies.

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

Peter E. Haas, Jr., a director since 1985, joined LS&CO. in 1972 as Director of the Minority Purchasing Program. He later transferred to LSI, where he held the positions of Manager of Financial Analysis,

Inventory Planning Manager and General Merchandising Manager. He became a Vice President and General Manager in the Menswear division in 1980, Director of Materials Management for Levi Strauss USA in 1982 and was Director of Product Integrity of The Jeans Company from 1984 to February 1989. Mr. P.E. Haas, Jr. is President of the Board of Directors of the Red Tab Foundation and former President and current member of the Board of Trustees of Marin Academy. Additionally, he is director of the following Boards: Levi Strauss Foundation and The Stern Grove Festival Foundation, honorary director of the Novato Youth Center (former President) and trustee of the Walter and Elise Haas Fund. He was formerly on the Boards of Vassar College and North Bay Bancorp.

Walter J. Haas, a director since November 1995, served as Chairman and Chief Executive Officer of the Oakland A's Baseball Company from January 1, 1993 after holding the title of President and Chief Executive Officer for two years. W.J. Haas had also served as the club's Executive Vice President from 1980 through 1987 and then as the Chief Operating Officer from 1988 through 1989. Prior to joining the Athletics, he served as Grants Manager for Levi Strauss & Co. He also served as business manager for Sons of Champlin, Inc. and as President of Goldmine Records. W.J. Haas currently serves as the Vice Chairman of the Board of Trustees of the Marin County Day School and is a trustee for the Evelyn and Walter A. Haas, Jr. Fund and Elise and Walter Haas Fund. He is a former Director of the Major League Promotions Corporation and the United States International Sports Committee, and was honorary Chairman of the San Francisco Chapter of the Legal Assistance to the Elderly, Inc.

F. Warren Hellman, a director since 1985, has been a managing partner of the private investment firm of Hellman & Friedman since its inception in 1984. Previously, he was a Managing Director of Lehman Brothers Kuhn Loeb, Inc. Mr. Hellman is currently a director of American President Companies, Ltd., Williams-Sonoma, Inc., Franklin Resources, Inc., Il Fornaio America Corporation, DN&E Walter Co., Children Now, Eller Media Company and University of California San Francisco (UCSF) Foundation. He is a trustee of the Brookings Institution and the San Francisco Foundation.

James M. Koshland, a director since 1985, is a partner of the law firm of Gray Cary Ware & Freidenrich, a Professional Corporation, Palo Alto, California, with which he has been associated since 1978. Mr. Koshland is a member of the Executive Board of the firm. He is a director of the Giarretto Institute, the Foundation for the Future of Menlo-Atherton High School, the Senior Coordinating Council of the Palo Alto area, and the Executive Committee of the Board of Visitors of Stanford Law School.

Patricia Salas Pineda, a director since 1991, is currently General Counsel and Assistant Corporate Secretary of New United Motor Manufacturing, Inc., with which she has been associated since 1984. She is currently a trustee at the James Irvine Foundation, the Oakland Museum and The RAND Corporation. She was formerly a member and served as President of the Port of Oakland Commission and was a former member of the KQED, Inc. Board of Directors, the San Francisco Ballet Association and the Mills College Board of Trustees.

Thomas J. Bauch, Senior Vice President, General Counsel and Secretary, joined LS&CO. in 1977. He was named General Counsel in 1981, elected a Vice President of LS&CO. in 1982 and assumed his current position as Senior Vice President in 1985. Mr. Bauch has served on the Board of Governors of the Commonwealth Club and the Board of Visitors of the University of Wisconsin Law School. He has served on the Board of Directors of the Urban School of San Francisco, the American Corporate Counsel Association, and the Medical Research Institute, and as a legal advisor to the City of Belvedere and the Multicultural Alliance. He was Chairman of the Bay Area General Counsel Association in 1984.

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

George B. James, Senior Vice President and Chief Financial Officer, joined the Company and LS&CO. in 1985. From 1984 to 1985, he was Executive Vice President and Group President of Crown Zellerbach Corporation and from 1982 to 1984, he held the position of Executive Vice President and Chief Financial Officer of Crown Zellerbach Corporation. From 1972 to 1982, he was Senior Vice President and Chief Financial Officer of Arcata Corporation. Mr. James is a director of Basic Vegetable Products, Inc., Fiberboard Corp., Crown Vantage, Inc., the World Affairs Council, California Pacific Medical Center Foundation and the Committee for Economic Development. In addition, he is a trustee of the San Francisco Ballet Association and serves as trustee for the Stern Grove Festival Association and the Zellerbach Family Fund.

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

                 ITEM 11.  DIRECTOR AND EXECUTIVE COMPENSATION

Compensation of Directors

Directors of the Company who are also stockholders or employees of the Company do not receive any additional compensation for their services as director. Directors who are not stockholders or employees (Mr. Gaither and Mss. Blackwell and Pineda) receive approximately $36,000 in annual compensation during each of their first five years of service and, beginning in their sixth year of service, are expected to receive annual compensation of approximately $42,000. Such payments include an annual cash retainer of $30,000 for each of the first three years, $20,000 for the fourth year, $10,000 for the fifth year, and $6,000 thereafter. The payments also include fees of $500 per Board and Board committee meeting attended and award payments under the Company's Long-Term Performance Plan (LTPP). The amount of each type of payment varies depending on the year of service and the actual value of the LTPP units. Mr. Gaither and Mss. Blackwell and Pineda each received grants of 350 performance units under the LTPP in 1995. In 1995, Mr. Gaither and Ms. Pineda received payments under the LTPP of $93,297 and $58,183, respectively. These directors will be eligible to receive performance units under the Long-Term Incentive Plan (LTIP) which will replace the LTPP in 1996. Directors who are not employees or stockholders also receive travel accident insurance while on Company business and are eligible to participate in a deferred compensation plan. (See Long-Term Performance Plan and Deferred Compensation Plan captions.)

Pursuant to the Proposed Merger Transaction (See Note 20 to the Consolidated Financial Statements), the Company's Board of Directors appointed a Special Committee, which consists solely of independent Company directors who will not be participating in the Merger. The members of the Special Committee, Mr. Gaither and Mss. Blackwell and Pineda, must review and approve the terms of the Merger Agreement prior to approval by the Company's Board. The Company will pay each member of the Special Committee $30,000 for service on the Committee, and will enter into indemnification agreements with each member under which the Company will indemnify the member for certain losses, claims, damages and liabilities arising from service on the Committee. In addition, the Company will provide indemnification under its by-laws to the Committee members.

Compensation Committee Interlocks and Insider Participation

F. Warren Hellman and Tully M. Friedman, directors of the Company, are general partners of Hellman & Friedman, an investment banking firm. Hellman & Friedman provides financial advisory services to the Company and received $300,917 for such services in 1995. At November 26, 1995 Messrs. Hellman and Friedman and their families and other partners of Hellman & Friedman beneficially owned an aggregate of 1,418,842 shares of Class L common stock. See Item 12, Security Ownership of Certain Beneficial Owners and Management, for additional information concerning Mr. Hellman's and Mr. Friedman's beneficial ownership of Class L common stock.

(See Note 20 to the Consolidated Financial Statements for discussion of Proposed Merger Transaction.)

Summary Compensation Table for Executive Officers

The following table sets forth summary compensation information for 1995, 1994 and 1993 for each of the five most highly compensated executive officers of the
Company:

                                                                                     Long-Term
                                                                                    Compensation
                                                                               -------------------------
                                                Annual Compensation              Awards        Payouts
                                      --------------------------------------   -----------   -----------
                                                                                Securities
                                                                Other Annual    Underlying       LTIP        All Other
          Name and                      Salary        Bonus     Compensation      SAR's        Payouts      Compensation
     Principal Position        Year       ($)          ($)          ($)            (#)           ($)            ($)
----------------------------  ------  ----------  -----------  -------------   -----------   -----------   -------------
                                                      /(1)/        /(2)/          /(3)/         /(4)/           /(5)/
Robert D. Haas                  1995  $1,094,818   $1,600,000   $       --       $    --      $2,133,065      $1,001,435
 Chairman of the Board and      1994   1,044,184    1,374,058           --            --       1,356,521         990,861
   Chief Executive Officer      1993     998,460    1,162,795           --            --         506,667         871,060

Thomas W. Tusher                1995     744,218      900,000    2,960,216            --       1,312,207         522,182
 President, Chief Operating     1994     709,852      785,953           --            --       1,196,220         465,924
   Officer                      1993     680,056      677,063           --            --         944,985         624,510

George B. James                 1995     426,122      380,000           --            --         570,566         203,891
 Senior Vice President,         1994     387,260      356,039           --            --         556,482         188,199
   Chief Financial Officer      1993     369,292      313,231           --            --         481,539         160,633

Robert D. Rockey, Jr.           1995     417,554      457,978           --            --         574,440         277,199
 Senior Vice President,         1994     406,419      447,043           --        40,000         521,830         240,240
   President of Levi Strauss    1993     354,959      317,724           --            --         432,805         179,570
   North America

Peter A. Jacobi                 1995     360,158      420,200           --            --         583,185         255,855
 Senior Vice President,         1994     336,156      376,656           --        40,000         543,386         234,186
   President of Levi Strauss    1993     311,692      281,413           --            --         453,071         163,712
   International

--------------------
/(1)/ In 1995, bonuses were determined pursuant to the Company's Annual
      Incentive Plan and will be paid in 1996 or deferred to later years (see Partners in Performance caption). In 1994 and 1993, bonuses were determined pursuant to the Company's Management Incentive Plan (MIP) and Cash Performance Sharing Plan. The bonuses include amounts based upon 1994 and 1993 performance that were paid in 1995 and 1994, respectively, or deferred to later years (see Partners in Performance caption). Amounts paid to Mr. Haas relating to MIP bonuses were $1,197,500 and $1,010,000 for 1994 and 1993, respectively. Amounts paid to Mr. Haas relating to Cash Performance Sharing bonuses were $176,558 and $152,795 for 1994 and 1993, respectively. Amounts paid to Mr. Tusher relating to MIP bonuses were $675,000 and $580,000 for 1994 and 1993, respectively. Amounts paid to Mr. Tusher relating to Cash Performance Sharing bonuses were $110,953 and $97,063 for 1994 and 1993, respectively. Amounts paid to Mr. James relating to MIP bonuses were $300,000 and $265,000 for 1994 and 1993, respectively. Amounts paid to Mr. James relating to Cash Performance Sharing bonuses were $56,039 and $48,231 for 1994 and 1993, respectively. Amounts paid to Mr. Rockey, Jr. relating to MIP bonuses were $389,112 and $271,188 for 1994 and 1993, respectively. Amounts paid to Mr. Rockey, Jr. relating to Cash Performance Sharing bonuses were $57,931 and $46,536 for 1994 and 1993, respectively. Amounts paid to Mr. Jacobi relating to MIP bonuses were $327,250 and $240,043 for 1994 and 1993, respectively. Amounts paid to Mr. Jacobi relating to Cash Performance Sharing bonuses were $49,406 and $41,370 for 1994 and 1993, respectively.

/(2)/ Other annual compensation represents cash bonuses related to certain stock option exercises under the 1985 Stock Option Plan (see 1985 Stock Option Plan caption).

/(3)/ See table under 1992 Stock Appreciation Rights Plan section.

/(4)/ Amounts are paid pursuant to the Company's Long-Term Performance Plan
      (LTPP). The LTPP amounts shown in the table include amounts based on LTPP units granted in 1990, 1991 and 1992 that were paid in 1993, 1994 and 1995 or deferred to later years (see Long-Term Performance Plan caption).

/(5)/ All other compensation consists of amounts contributed under the Company's
      Employee Stock Purchase and Award Plan (ESAP) and amounts contributed under the Company's benefit restoration plans (BRP). The Internal Revenue Code (the Code) limits the amount of benefits that may be paid under plans qualified by the Code. The BRP will pay any benefits that exceed such limitations. (See Benefits Plans section for more information about both plans.) Amounts contributed to Mr. Haas relating to ESAP were $143,655, $165,295 and $155,958 for 1995, 1994 and 1993, respectively. Amounts contributed to Mr. Haas relating to BRP were $857,780, $825,566 and $715,102 for 1995, 1994 and 1993, respectively. Amounts contributed to Mr. Tusher relating to ESAP were $86,507, $103,808 and $99,054 for 1995, 1994 and 1993, respectively. Amounts contributed to Mr. Tusher relating to BRP were $435,675, $362,116 and $525,456 for 1995, 1994 and 1993,
      respectively. Amounts contributed to Mr. James relating to ESAP were $42,390, $52,403 and $49,140 for 1995, 1994 and 1993, respectively.
      Amounts contributed to Mr. James relating to BRP were $161,501, $135,796 and $111,493 for 1995, 1994 and 1993, respectively. Amounts contributed to Mr. Rockey, Jr. relating to ESAP were $48,984, $54,214 and $47,424 for 1995, 1994 and 1993, respectively. Amounts contributed to Mr. Rockey, Jr. relating to BRP were $228,215, $186,026 and $132,146 for 1995, 1994 and
      1993, respectively. Amounts contributed to Mr. Jacobi relating to ESAP were $41,605, $46,270 and $42,072 for 1995, 1994 and 1993, respectively.
      Amounts contributed to Mr. Jacobi relating to BRP were $214,250, $187,916 and $121,640 for 1995, 1994 and 1993, respectively. The Company typically matches contributions to the ESAP and BRP twice per fiscal year. However, in 1995, the second match was postponed due to the proposed merger transaction. (See Note 20 to the Consolidated Financial Statements for further discussion.)

Stock Option and Stock Appreciation Rights Plans
1985 Stock Option Plan

In 1985, the Board of Directors of the Company adopted the 1985 Stock Option Plan (the 1985 Plan). The 1985 Plan is administered by the Personnel Committee of the Board of Directors (the Administrator). A total of 5,000,000 shares of Class L common stock may be issued upon exercise of options under the 1985 Plan to eligible employees or non-employee directors of the Company selected by the Board. Options granted under the 1985 Plan are non-qualified stock options and expire ten years from the date of grant. The Board or the Administrator determines the exercise price, exercise schedule, the manner in which payment occurs and any provision for a cash bonus to be paid at or about the time of exercise of the option. In addition the administrator retains discretion, subject to plan limits, to modify the terms (e.g., acceleration or elimination of vesting requirements of outstanding options). There were no option grants during 1995, 1994 or 1993. Pursuant to the plan, no grants can be made after fiscal year 1995.

During 1995, 94,999 stock options were exercised at a price of $3.50 per share. Class L Treasury Stock was reissued and reclassified as Management Liquidity Program Class L common stock. The Company disbursed $2.9 million for the related exercise bonus. (See Management Liquidity Program caption under Item 13., Certain Relationships and Related Transactions.)

1992 Stock Appreciation Rights Plan

In 1992, the Board of Directors of the Company adopted the 1992 Executive Stock Appreciation Rights Plan of Levi Strauss Associates Inc. The purpose of the 1992 Executive Stock Appreciation Rights Plan is to attract, retain, motivate and reward certain executives by giving them an opportunity to participate in the future success of the Company. The stock appreciation rights (SARs), are tied to and based on changes in the value of the Company's Class E common stock (Class E common stock is appraised, usually twice a year, by an independent investment banking firm). Upon exercise, the holder is entitled to receive a cash payment from the Company equal to the difference in the fair market value of stock on grant date and exercise date, less related tax withholding. A total of 500,000 rights may be granted under this plan. SARs awarded under the Company's plan may not be transferred.

The plan is administered by a committee of at least two members of the Board of Directors of the Company who are disinterested persons. The administrative committee for SARs determines the initial values of the SARs, the exercise schedule and any other terms or conditions applicable to the SARs that may be appropriate. In addition, the administrative committee retains discretion, subject to plan limits, to modify the terms of SARs (e.g., acceleration or elimination of vesting requirements).

During 1995, 14,000 SARs were exercised resulting in a cash disbursement by the Company of $1.0 million.

No SARs were granted in 1995. A total of 170,000 SARs were granted in 1994 to certain executives at an initial grant value of $129 per SAR. The 1994 grant of SARs vest and become exercisable over several years commencing in 1997. Twenty percent of these SARs will be exercisable in 1997, an additional 30 percent in 1998 and the remaining 50 percent in 1999.

Also during 1994, 17,000 SARs granted in 1992 were forfeited. There were no SAR grants during 1993.

The following table presents information for the year ended November 26, 1995 regarding aggregated options/SARs of executive officers of the Company listed in the Summary Compensation Table.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option/SAR Values
------------------------------------------------------------------------------

                                                              Number of         Dollar Value
                                                             Securities              of
                                                             Underlying         Unexercised
                                                             Unexercised        In-The-Money
                                                            Options/SARs        Options/SARs
                                                           at Year-End (#)    at Year-End ($)
                                 Number of                 ---------------  --------------------
                                  Shares
Name and                         Acquired    Dollar Value   Exercisable/        Exercisable/
Principal Position              on Exercise    Realized     Unexercisable      Unexercisable
------------------------------  -----------  ------------  ---------------  --------------------
Robert D. Haas                       --           --                   --                    --
  Chairman of the Board and
    Chief Executive Officer

Thomas W. Tusher                  94,999     $14,582,347       404,750/--        $75,081,125/--
  President, Chief Operating
    Officer

George B. James                      --           --                   --                    --
  Senior Vice President,
  Chief Financial Officer

Robert D. Rockey, Jr.                --           --         8,333/56,667   $874,965/$4,150,035
  Senior Vice President,
  President of Levi Strauss
    North America

Peter A. Jacobi                    8,333        $608,309        --/56,667         --/$4,150,035
  Senior Vice President,
  President of Levi Strauss
  International

Long-Term Performance Plan

The Company has a Long-Term Performance Plan (LTPP) for outside directors, officers and other key employees, under which performance units are granted to each participant. The value assigned to each unit is determined at the discretion of the Personnel Committee of the Board of Directors. The performance unit value guidelines selected by the Personnel Committee with respect to existing grants are based on the Company's three-year cumulative net earnings before tax. Under such guidelines (which are subject to change by the Personnel Committee), the current forecast value of the units granted in 1995 and 1994 is $100 and $220 per unit, respectively, and the final value of the units granted in 1993 is $264 per unit. The units vest and are paid in cash in one-third increments on the third, fourth and fifth anniversaries of the date of grant or the amounts can be deferred at the election of the participant. The Company will implement a new performance management and pay program replacing this program in 1996. (See Partners in Performance caption for additional information.)

The following table sets forth information relating to Long-Term Performance Plan units granted in 1995 for the executive officers of the Company listed in the Summary Compensation Table:

            Long-Term Performance Plan - Awards in Last Fiscal Year
            -------------------------------------------------------

                                                            Estimated Future
                                                                Payments
                                                            Under Non-Stock
                                                           Price-Based Plans
                                                       -------------------------
                                        Performance          /(2)//(3)/
                                            or
                                       Other Period
                              Number       Until
         Name and            of Units    Maturation     Dollar          Dollar
    Principal Position       Granted     or Payout     Threshold        Target
---------------------------  --------  -------------   ---------      ----------
                                           /(1)/
Robert D. Haas                 15,000    3-5 years         $0         $1,500,000
 Chairman of the Board and
  Chief Executive Officer

Thomas W. Tusher                8,400    3-5 years          0            840,000
 President, Chief Operating
  Officer

George B. James                 2,500    3-5 years          0            250,000
 Senior Vice President,
 Chief Financial Officer

Robert D. Rockey, Jr.           3,250    3-5 years          0            325,000
 Senior Vice President,
 President of Levi Strauss
  North America

Peter A. Jacobi                 3,000    3-5 years          0            300,000
 Senior Vice President,
 President of Levi Strauss
  International

--------------------
/(1)/ The units vest in three years and are paid out in cash in one-third increments payable in June 1998, June 1999 and June 2000.
/(2)/ Each LTPP unit is valued at $100 if the Company achieves a target level of corporate earnings performance over a three-year period. The basis for measuring long-term performance is a corporate three-year cumulative earnings performance calculation (e.g., an internal calculation of earnings from operations). Performance above target levels will produce increases in award values. There is no cap on the award value; however, the award formula is directly related to the Company's earnings performance.
/(3)/ Under the terms of the LTPP, the Personnel Committee retains discretion, subject to plan limits, to modify the terms of outstanding awards to take into account the effect of unforeseen or extraordinary events and accounting changes.

Partners in Performance

In 1995, the Company implemented a new performance and pay program, Partners in Performance, for all salaried employees worldwide. This program was designed to align the objectives of all employees with the strategic objectives of the Company and interests of the Company's shareholders.

To accomplish this goal, all eligible employees have the opportunity to earn incentives, both short and long term. The short-term incentive plan, the Annual Incentive Plan (AIP), began in 1995 and rewards performance measured by business unit and corporate financial results against pre-established targets. The AIP replaces the MIP and Cash Performance Sharing Plan in 1995. The long-term incentives, the Long-Term Incentive Plan (LTIP), will begin in 1996 and are based on a performance unit plan measured by a three-year cumulative earnings performance calculation and relative total shareholder return. The LTIP will replace the LTPP in 1996.

Deferred Compensation Plan

The Company has an unfunded Deferred Compensation Plan under which a selected group of employees may elect to defer receipt until termination of employment of up to 33% of their base salary and 100% of their bonus. The amounts deferred under this plan, plus interest, may be paid prior to termination in certain hardship circumstances specified in the plan. When electing to defer a bonus, eligible employees may also elect to receive in-service payments of the deferred bonus in five annual installments. Additionally, amounts deferred under this plan are considered compensation covered for defined benefit pension purposes. The Company also maintains a similar deferred compensation plan for outside directors.

Benefit Plans
Home Office Pension Plan

Generally, all Home Office payroll employees, including executive officers, participate in the Company's Home Office Pension Plan (the Pension Plan) after completing one year of service. The Pension Plan, subject to Internal Revenue Service limitations, provides pension benefits based on an individual's years of service and final average covered compensation (generally, base salary plus bonuses awarded for the five consecutive fiscal years out of the individual's last ten years of service that produces the highest average). Contributions by the Company to the Pension Plan cannot be separately calculated for individual executive officers.

The following table shows the estimated annual benefits payable upon retirement under the Pension Plan, the benefit restoration plans and Deferred Compensation Plan to persons in various compensation and years-of-service classifications prior to mandatory offset of Social Security benefits:

                                        Pension Plan Table
                      ------------------------------------------------------

                                           Years of Service
                                -------------------------------------
    Remuneration         15        20          25          30          35
    ------------         --        --          --          --          --
        $675,000      $202,500  $270,000    $337,500    $345,938    $354,375
         750,000       225,000   300,000     375,000     384,375     393,750
         825,000       247,500   330,000     412,500     422,813     433,125
         900,000       270,000   360,000     450,000     461,250     472,500
         975,000       292,500   390,000     487,500     499,688     511,875
       1,050,000       315,000   420,000     525,000     538,125     551,250
       1,125,000       337,500   450,000     562,500     576,563     590,625
       1,200,000       360,000   480,000     600,000     615,000     630,000
       1,275,000       382,500   510,000     637,500     653,438     669,375
       1,350,000       405,000   540,000     675,000     691,875     708,750
       1,425,000       427,500   570,000     712,500     730,313     748,125
       1,500,000       450,000   600,000     750,000     768,750     787,500
       1,575,000       472,500   630,000     787,500     807,188     826,875
       1,650,000       495,000   660,000     825,000     845,625     866,250
       1,725,000       517,500   690,000     862,500     884,063     905,625
       1,800,000       540,000   720,000     900,000     922,500     945,000
       1,875,000       562,500   750,000     937,500     960,938     984,375
       1,950,000       585,000   780,000     975,000     999,375   1,023,750
       2,025,000       607,500   810,000   1,012,500   1,037,813   1,063,125
       2,100,000       630,000   840,000   1,050,000   1,076,250   1,102,500
       2,175,000       652,500   870,000   1,087,500   1,114,688   1,141,875
       2,250,000       675,000   900,000   1,125,000   1,153,125   1,181,250
       2,325,000       697,500   930,000   1,162,500   1,191,563   1,220,625
       2,400,000       720,000   960,000   1,200,000   1,230,000   1,260,000
       2,475,000       742,500   990,000   1,237,500   1,268,438   1,299,375

--------------------
The preceding table assumes retirement at the age of 65, with payment to the employee in the form of a single-life annuity. As of year-end 1995, the credited years of service for Messrs. R.D. Haas, Tusher, James, Rockey, Jr. and Jacobi were 22, 26, 10, 16 and 25, respectively. The 1995 compensation covered by the Pension Plan, benefit restoration plans and Deferred Compensation Plan for Messrs. R.D. Haas, Tusher, James, Rockey, Jr. and Jacobi was $2,468,876, $1,530,171, $782,161, $864,597, and $736,814, respectively. The 1995 compensation covered by the Pension Plan consists of fiscal year 1995 cash salary and 1994 bonus paid in 1995 (not including LTPP). These amounts correspond to the amounts on the Summary Compensation table (see Summary Compensation Table for Executive Officers caption).

The Internal Revenue Code (the Code) limits the amount of pension benefits that may be paid under plans qualified under the Code such as the Pension Plan. The Company maintains separate unfunded benefit restoration plans (see the Benefit Restoration Plans caption) that will pay any retirement benefits under the Pension Plan that exceed such limitations. The five individuals named in the Summary Compensation Table are participants in the benefit restoration plans.

The Company has unfunded supplemental pension agreements with Messrs. Tusher and James which provide specific benefits upon retirement. The cost to the Company in 1995 of the agreements for Messrs. Tusher and James was $237,200 and $124,300, respectively.

Benefit Restoration Plans

The Company has two unfunded benefit restoration plans, the Supplemental Benefit Restoration Plan and the Excess Benefit Restoration Plan, collectively called the BRP, that provide eligible employees with benefits that would have been payable from tax-qualified plans (both defined benefit and defined contribution) of the Company except for limitations imposed on such benefits under the Code. The BRP also provides for the deferral of an eligible employee's current compensation to the extent that such compensation cannot be contributed to the Company's investment plans, due to these limitations, and the restoration of Company matching contributions that could not be credited under those plans as a result. All employees who are subject to such limitations are eligible to participate in the BRP. The BRP is administered by the Administrative Committee of the Retirement Plans.

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

Additional information about certain Company employee plans is contained in Notes 12 through 15 to the Consolidated Financial Statements. See Note 20 for discussion of the possible future impact of the Proposed Merger Transaction on these plans.

Contracts with Management Holders of Class L Common Stock

The management liquidity program (the Liquidity Program) was approved by the Board of Directors and stockholders in 1994. The Liquidity Program allows the Company to enter into contracts with management holders of Class L common stock relating to in-service, employment separation-related and post-separation stock purchases. This program allows participating management stockholders to annually sell a specified amount of their stock to the Company, subject to certain limitations and conditions. The program also entitles the Company to purchase all of the shares held by a management holder at the time of separation from employment. (See Management Liquidity Program caption under Item 13., Certain Relationships and Related Transactions.)

                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1995, certain information with regard to the beneficial ownership of Class L common stock and Class E common stock by each person who beneficially owns more than 5% of the outstanding shares of either of those classes, each of the directors, each of the five most highly compensated executive officers and all directors and executive officers of the Company as a group. Shares listed as beneficially owned by the executive officers include shares of Class E common stock acquired through the Employee Stock Purchase and Award Plan. The business address of all persons listed is 1155 Battery Street, San Francisco, California 94111.

                                                         Additional Number
                                                        of Shares in Which
                                                         Voting Rights or
      Name of Individual                                Investment Powers     Total Shares    Percentage
         or Number of                 Number of          Exist or May Be      Beneficially    of Shares
       Persons in Group             Shares Owned         Deemed to Exist          Owned      Outstanding
-------------------------------  -------------------  ----------------------  -------------  ------------
Robert D. Haas                       3,788,453 /(2)/       392,070 /(3)/        4,180,523        7.91%
Thomas W. Tusher                       193,644 /(4)/       404,750 /(5)/          598,394        1.13%
Peter E. Haas, Sr.                   8,726,426 /(6)/     2,733,167 /(7)/       11,459,593       21.69%
Estate of Walter A. Haas, Jr.        3,741,116             600,000 /(8)/        4,341,116        8.22%
Angela Glover Blackwell                     --                  --                     --          --
Tully M. Friedman                      352,100 /(9)/        90,000 /(10)/         442,100        /(1)/
James C. Gaither                            --                  --                     --          --
Rhoda H. Goldman                     2,672,697 /(11)/           --              2,672,697        5.06%
Peter E. Haas, Jr.                   4,466,391 /(12)/      361,981 /(13)/       4,828,372        9.14%
Walter J. Haas                              --                  --                     --          --
F. Warren Hellman                      574,742 /(14)/      402,000 /(15)/         976,742        1.85%
James M. Koshland/(16)/                 45,000              96,000 /(17)/         141,000        /(1)/
Patricia Salas Pineda                       --                  --                     --          --
Frances K. Geballe                   2,739,760 /(18)/           --              2,739,760        5.18%
Josephine B. Haas                    3,194,449 /(19)/    1,175,294 /(20)/       4,369,743        8.27%
Miriam L. Haas                       3,000,200 /(21)/           --              3,000,200        5.68%
Margaret E. Jones/(22)/              2,895,710                  --              2,895,710        5.48%
Daniel E. Koshland, Jr.              2,865,744                 152 /(23)/       2,865,896        5.42%
Peter A. Jacobi                         24,796 /(24)/           --                 24,796        /(1)/
George B. James                         78,688 /(25)/           --                 78,688        /(1)/
Robert D. Rockey, Jr.                   18,899                  --                 18,899        /(1)/

Directors and executive
  officers of the
  Company as a group
  (18 persons)/(26)//(27)/          21,058,362           4,479,968             25,538,330       48.33%

-----------
Note: Class E common stock represents approximately 3% of all outstanding common stock. Employees of the Company may invest in Class E common stock under the Company's employee investment plans. The Boston Safe Deposit and Trust Company, trustee for the Company's qualified stock investment plans, holds approximately 64% of all outstanding Class E common stock. The business address for the Boston Safe Deposit and Trust Company is 1 Cabot Road, Mail Zone WTO4G, Medford, Massachusetts, 02155-5158. See Employee Investment Plan caption under Item 11.

/(1)/ The percentage of shares outstanding is not shown for those amounting to less than one percent.
/(2)/ Includes 526,674 shares owned by the spouse and daughter of Mr. Haas and by trusts for the benefit of his daughter. Mr. Haas disclaims beneficial ownership of such shares.
/(3)/ Mr. Haas, as trustee, has sole voting and investing power with respect to these shares. These shares are held by a trust for the benefit of Mr. Haas' nieces and nephews. Mr. Haas disclaims beneficial ownership of such shares.
/(4)/ Does not include 159,250 shares held by a trust for the benefit of the sons of Mr. Tusher. Mr. Tusher has neither voting nor investing powers with respect to such shares.
/(5)/  Represents shares subject to presently exercisable options.
/(6)/ Does not include 3,000,200 shares owned by Miriam L. Haas, the spouse of Mr. Haas. Mr. Haas disclaims beneficial ownership of such shares.
/(7)/ Includes 2,733,167 shares in which Mrs. Josephine B. Haas has sole investing power and Mr. Haas has sole voting rights; and 58,800 shares held in trusts for the benefit of his grandnieces and grandnephew in which Mr. Haas has sole voting and investing power. Mr. Haas disclaims beneficial ownership of such shares.
/(8)/  Represents shares owned by the Evelyn and Walter Haas, Jr. Fund.
/(9)/ Does not include 4,600 shares held by a trust for the benefit of Mr. Friedman's stepson. Mr. Friedman does not have voting or investing powers with respect to such shares and disclaims beneficial ownership of such shares.
/(10)/ Represents shares in which Mr. Friedman has sole voting and investing powers. These shares are held by the Friedman Family Partnership for the benefit of Mr. Friedman's daughter and stepson and Cherry Street Partners for the benefit of Mr. Friedman's former spouse. Mr. Friedman disclaims beneficial ownership of such shares.
/(11)/ Does not include 1,000,000 shares owned by Richard Goldman's 1995 trust for the benefit of Mr. & Mrs. Goldman's issue. Mrs. Goldman disclaims beneficial ownership of such shares. Does not include 2,891,267 shares held by trusts for the benefit of Mrs. Goldman's children, grandchildren and great-grandchildren. Mrs. Goldman has neither voting nor investing rights with respect to such shares.
/(12)/ Includes 2,372,751 shares held by trusts for the benefit of Mr. Haas' children and 150,000 shares held by Peter E. Haas and Joanne C. Haas Charitable Annuity Lead Trust and 102 shares by the spouse of Mr. Haas. Mr. Haas disclaims beneficial ownership of such shares.
/(13)/ Includes 61,709 shares held by a trust for the benefit of Michael S. Haas in which Mr. Haas has sole voting and investing powers. Mr. Haas disclaims beneficial ownership of such shares. Also includes 300,272 shares held by The Josephine B. Haas Family Limited Partnership with Mr. Haas as General Partner with voting and investing powers.
/(14)/ Mr. Hellman's shares are held in trusts.
/(15)/ Mr. Hellman has voting and investing powers with respect to these shares which are held by a trust for the benefit of the daughter of Robert D. Haas. Mr. Hellman disclaims beneficial ownership of such shares.
/(16)/ James M. Koshland is the son of Daniel E. Koshland, Jr.
/(17)/ Represents shares held by trusts for the benefit of James M. Koshland's children, nieces and nephew. Mr. Koshland disclaims beneficial ownership of such shares.
/(18)/ Includes 333,000 shares owned by the spouse of Mrs. Geballe. Mrs. Geballe disclaims beneficial ownership of such shares.
/(19)/ Includes 2,733,167 shares in which Mrs. Haas has sole investing powers and Mr. Peter E. Haas, Sr. has sole voting rights.
/(20)/ Includes 1,447,855 shares in which Mrs. Haas has shared voting and investing powers and 777,439 shares in which Mrs. Haas has sole voting and investing powers. These shares are held by trusts for the benefit of the son and daughter of Mrs. Haas. Mrs. Haas disclaims beneficial ownership of such shares.
/(21)/ Does not include 8,726,426 shares owned by Peter E. Haas, Sr., the spouse of Mrs. Haas. Mrs. Haas disclaims beneficial ownership of such shares. /(22)/ Margaret E. Jones is the daughter of Peter E. Haas, Sr. and Josephine B.
       Haas.
/(23)/ Represents shares owned by The Koshland Foundation in which Mr. Koshland has sole voting rights.
/(24)/ Includes 9,300 shares held by trusts for the benefit of Mr. Jacobi's children.
/(25)/ Includes 63,096 shares held by The James Family Trust and 11,600 shares held by The James Family Limited Partnership in which Mr. James shares voting and investing powers.
/(26)/ Includes 404,750 shares subject to presently exercisable options.
/(27)/ As of December 31, 1995, the Company has 211 and 1,252 record owners of
       Class L and Class E common stock, respectively.

Holders of and Transfer Restrictions on Common Stock

There is no trading market for outstanding shares of Class E and Class L common stock. The outstanding shares of Class E common stock are currently held by the trustee of the ELTIS and EIP and by certain employees under the ESAP. Class E common stock is subject to certain restrictions on transfer as provided in the various employee plans. See the Employee Investment Plans caption under Item 11 for additional information. Class L common stock is primarily held by members of the families of certain descendants of the Company's founder and certain members of the Company's Board of Directors and management. Under a stockholders agreement that expires in April 2001, transfer of Class L common stock is prohibited except to certain transferees, specified members of the stockholder's family, trusts, charities or other Class L stockholders. Additionally, management Class L stockholders are parties to contracts with the Company providing for in-service, employment separation-related and post-separation stock purchases. See Management Liquidity Program caption under Item 13., Certain Relationships and Related Transactions. See Note 20 to the Consolidated Financial Statements for discussion of the Proposed Merger Transaction.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Liquidity Program

During 1994, the Board of Directors and stockholders approved a stock liquidity program (the Liquidity Program) for management holders of Class L common stock. The Liquidity Program allowed the Company to enter into contracts with then-existing management holders of Class L common stock relating to in-service, employment separation-related and post-separation stock purchases. They may annually sell a specified amount of their stock to the Company, subject to certain limitations and conditions. The program also entitles the Company to purchase all of the shares held by a management holder at the time of separation from employment.

Participating shares were classified on the balance sheet outside of stockholders' equity due to the liquidity feature. Future changes in the stock valuation will result in periodic adjustments to compensation expense for participating stock options currently outstanding, participating share balances and retained earnings. See Note 20 to the Consolidated Financial Statements for a discussion of the impact of the Proposed Merger Transaction on the Liquidity Program.

The following table presents information as of November 26, 1995 regarding the interests of the five most highly compensated executive officers of the Company in the Management Liquidity Program. The value of the shares listed were calculated using the most recent valuation by Morgan Stanley & Co. Incorporated ($189 per share).

           Name and
      Principal Position          Number of Shares       Value
------------------------------    ----------------   -------------
Robert D. Haas                              --                  --
  Chairman of the Board and
    Chief Executive Officer

Thomas W. Tusher                       749,749/(1)/   $141,702,561
  President, Chief Operating
    Officer

George B. James                         63,096          11,925,144
  Senior Vice President,
  Chief Financial Officer

Robert D. Rockey, Jr.                   15,540           2,937,060
  Senior Vice President,
  President of Levi Strauss
    North America

Peter A. Jacobi                         12,315           2,327,535
  Senior Vice President,
  President of Levi Strauss
   International

-----------
/(1)/ This amount includes outstanding options held by Mr. Tusher to purchase
      404,750 shares. Those shares, if acquired, are subject to the Program.

Estate Tax Repurchase Policy

The Board of Directors has a policy under which the Company will, subject to certain conditions, offer to repurchase a portion of the shares of Class L common stock held by the estate of a deceased stockholder in order to assist the estate in meeting estate tax liabilities. The purchase price will be based on periodic valuations of Class L common stock conducted by an investment banking or appraisal firm (see Note 18 to the Consolidated Financial Statements). Purchases will be made at a discount price reflecting the non-liquidity of large blocks of stock; the discount will be established by the investment banking or appraisal firm. Estate repurchase transactions will be subject to, among other things, compliance with applicable laws governing stock repurchases, satisfaction of certain financial ratios specified in the resolutions adopting the policy, and compliance with any limitations on stock repurchases contained in the Company's credit agreements.

Other Transactions

John Goldman, the son of Rhoda H. Goldman, a director of the Company, is the controlling person of Richard N. Goldman and Company (RNG), which acts as an insurance broker for the Company. In 1995, the Company paid RNG approximately $375,550 in fees and commissions for the placement of insurance programs. RNG's insurance programs represent approximately 56% of worldwide annual premiums paid by the Company for 1995 property casualty coverage, not including workers' compensation coverage. The Company believes the premiums paid to RNG are competitive. At November 26, 1995, Rhoda H. Goldman had no equity interest in RNG and beneficially owned 2,672,697 shares of the Company's Class L common stock.

James C. Gaither is a partner of the law firm of Cooley, Godward, Castro, Huddleson & Tatum which provided legal services to the Company in 1995. James M. Koshland is a partner of the law firm of Gray Cary Ware & Freidenrich which provided legal services to the Company in 1995.

See Compensation Committee Interlocks and Insider Participation under Item 11 for additional information.

                                    PART IV

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K


(a) 1.  Financial Statements
        The financial statements of the Company included in Part II, Item 8 of this Form 10-K are as follows:

            Consolidated Statements of Income - Years Ended November 26, 1995, November 27, 1994 and November 28, 1993

            Consolidated Balance Sheets - November 26, 1995 and November 27,
            1994

            Consolidated Statements of Stockholders' Equity - Years Ended November 26, 1995, November 27, 1994 and November 28, 1993

            Consolidated Statements of Cash Flows - Years Ended November 26, 1995, November 27, 1994 and November 28, 1993

            Notes to Consolidated Financial Statements

            Report of Independent Public Accountants

    2.  Financial Statement Schedules
        All schedules have been omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

    3.  Exhibits

       2     Agreement and Plan of Merger incorporated by reference from Exhibit
             (c)(1) of the Company's Rule 13E-3 Transaction Statement on
             Schedule 13E-3, filed with the Securities and Exchange Commission on February 14, 1996.

       3a Restated Certificate of Incorporation, incorporated by reference from Exhibit 4 of Form 10-Q filed with the Securities and Exchange Commission on April 13, 1993.

       3b    Amended By-Laws of the Company, incorporated by reference from
             Exhibit 3b of Form 10-K filed with the Securities and Exchange Commission on February 20, 1992.

       4 Form of Class L Stockholders' Agreement, incorporated by reference from Exhibit (c)(5) of the Company's Issuer Tender Offer Statement on Schedule 13E-4, including all amendments thereto, initially filed with the Securities and Exchange Commission on March 4, 1991.

       10a * 1985 Stock Option Plan and forms of related agreements, incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10b * Long-Term Performance Plan, incorporated by reference from Exhibit
             10.7 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10c * Management Incentive Plan, incorporated by reference from Exhibit
             10.12 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10d * Levi Strauss Associates Inc. Excess Benefit Restoration Plan, incorporated by reference from Exhibit 10e of Form 10-K filed with the Securities and Exchange Commission on February 20, 1992.

       10e * Levi Strauss Associates Inc. Supplemental Benefit Restoration Plan, incorporated by reference from Exhibit 10f of Form 10-K filed with the Securities and Exchange Commission on February 20, 1992.

       10f * Amendment dated February 9, 1993 to the Levi Strauss Associates
             Inc. Excess Benefit Restoration Plan and Levi Strauss Associates Inc. Supplemental Benefits Restoration Plan, incorporated by reference from Exhibit 10d of Form 10-Q filed with the Securities and Exchange Commission on July 13, 1993.

       10g * Levi Strauss Associates Inc. Deferred Compensation Plan for
             Executives (as amended and restated through August 22, 1994), incorporated by reference from Exhibit 10b of Form 10-Q filed with the Securities and Exchange Commission on October 11, 1994.

       10h * Amendment and Restatement dated August 22, 1994 to the Levi Strauss
             Associates Inc. Deferred Compensation Plan for Executives, incorporated by reference from Exhibit 10h of Form 10-K filed with the Securities and Exchange Commission on February 22, 1995.

       10i * Deferred Compensation Plan for Outside Directors, incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10j * Revised Home Office Pension Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10j of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

       10k * Amendment dated November 22, 1994 to the Revised Home Office
             Pension Plan, incorporated by reference from Exhibit 10k of Form 10-K filed with the Securities and Exchange Commission on February 22, 1995.

       10l * Revised Employee Retirement Plan, incorporated by reference from
             Exhibit 10k of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

       10m * Amendment dated January 10, 1995 to the Revised Employee Retirement
             Plan, incorporated by reference from Exhibit 10m of Form 10-K filed with the Securities and Exchange Commission on February 22, 1995.

       10n Levi Strauss Associates Inc. Retirement Plan for Over-the-Road Truck Drivers and Dispatchers, incorporated by reference from
             Exhibit 10l of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

       10o Levi Strauss & Co. Supplemental Unemployment Benefit Plan and related amendments, incorporated by reference from Exhibit 10m of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

       10p * Employee Stock Purchase and Stock Award Plan of Levi Strauss
             Associates Inc., incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 24, 1991 (Reg. No. 33-41332).

       10q * Amendments dated August 5, 1992, March 31, 1992 and January 1, 1992 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10q of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

       10r * Amendment dated February 9, 1993 to the Employee Stock Purchase and
             Stock Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10a of Form 10-Q filed with the Securities and Exchange Commission on July 13, 1993.

       10s * Amendment effective as of March 1, 1993 to the Employee Stock
             Purchase and Stock Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10e of Form 10-Q filed with the Securities and Exchange Commission on July 13, 1993.

       10t * Supplemental Pension Agreement dated April 16, 1985 between Levi
             Strauss & Co. and Thomas W. Tusher, incorporated by reference from
             Exhibit 10.13 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10u * Supplemental Pension Agreement dated November 12, 1985 between Levi
             Strauss & Co. and George B. James, incorporated by reference from
             Exhibit 10.14 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10v * Letter Agreement dated August 29, 1985 between the Company and
             Thomas W. Tusher, incorporated by reference from Exhibit 10.15 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10w Agreement dated as of May 1, 1989 between the Company and Boston Safe Deposit and Trust Company, incorporated by reference from
             Exhibit 10.17 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 9, 1989 (Reg. No. 33-27465).

       10x * Home Office Cash Performance Sharing Plan of Levi Strauss
             Associates Inc., incorporated by reference from Exhibit 10z of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

       10y Field Profit Sharing Award Plan of Levi Strauss Associates Inc., incorporated by reference from Exhibit 10aa of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

       10z * Levi Strauss Associates Inc. 1992 Executive Stock Appreciation
             Rights Plan, incorporated by reference from Exhibit 10aa of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

       10aa Supply Agreement dated as of March 30, 1992, between Levi Strauss & Co. and Cone Mills Corporation, incorporated by reference from
             Exhibit 10bb of Form 10-K filed with the Securities and Exchange Commission on February 25, 1993.

       10bb First Amendment to Supply Agreement dated as of March 30, 1992, between Levi Strauss & Co. and Cone Mills Corporation, incorporated by reference from Exhibit 10dd of Form 10-K filed with the Securities and Exchange Commission on February 23, 1994.

       10cc Master Trust Agreement between Levi Strauss Associates Inc. and Fidelity Management Trust Company, incorporated by reference from
               Exhibit 10a of Form 10-Q filed with the Securities and Exchange Commission on October 11, 1994.

       10dd Materials Handling System Agreement dated October 31, 1994, between Levi Strauss & Co. and Computer Aided Systems, Inc., incorporated by reference from Exhibit 10ii of Form 10-K filed with the Securities and Exchange Commission on February 22, 1995.

       10ee * Form of Stock Purchase Agreement between Levi Strauss Associates Inc. and Individual Management Holder of Class L common stock, incorporated by reference from Exhibit 10jj of Form 10-K filed with the Securities and Exchange Commission on February 22, 1995.

       10ff * Form of Manager Family Member Stock Purchase Agreement between Levi Strauss Associates Inc. and Thomas W. Tusher, incorporated by reference from Exhibit 10kk of Form 10-K filed with the Securities and Exchange Commission on February 22, 1995.

       10gg * Form of Manager Family Member Stock Purchase Agreement between Levi Strauss Associates Inc. and George B. James, incorporated by reference from Exhibit 10ll of Form 10-K filed with the Securities and Exchange Commission on February 22, 1995.

       10hh * Partners in Performance Annual Incentive Plan of Levi Strauss Associates Inc. and Subsidiaries, incorporated by reference from
               Exhibit 10mm of Form 10-K filed with the Securities and Exchange Commission on February 22, 1995.

       10ii * Partners in Performance Long-Term Incentive Plan of Levi Strauss Associates Inc. and Subsidiaries, incorporated by reference from
               Exhibit 10nn of Form 10-K filed with the Securities and Exchange Commission on February 22, 1995.

       10jj * Amendment dated December 31, 1994 to the Deferred Compensation Plan for Outside Directors, incorporated by reference from
               Exhibit 10a of Form 10-Q filed with the Securities and Exchange Commission on April 10, 1995.

       10kk * Amendment dated January 24, 1995 to the Revised Employee Retirement Plan, incorporated by reference from Exhibit 10b of Form 10-Q filed with the Securities and Exchange Commission on April 10, 1995.

       10ll Amendment dated May 15, 1995 to the Employee Investment Plan of Levi Strauss Associates Inc., incorporated by reference from
               Exhibit 10a of Form 10-Q filed with the Securities and Exchange Commission on July 11, 1995.

       10mm Amendment dated July 6, 1995 to the Employee Investment Plan of Levi Strauss Associates Inc., incorporated by reference from
               Exhibit 10a of Form 10-Q filed with the Securities and Exchange Commission on October 10, 1995.

       10nn 1995 Amended and Restated Credit Agreement dated September 22, 1995 among the Company, Bank of America N.T. & S.A. and other financial institutions named therein, incorporated by reference from Exhibit 10b of Form 10-Q filed with the Securities and Exchange Commission on October 10, 1995.

       10oo * Form of Indemnification Agreement dated November 30, 1995 for members of the Special Committee of the Board of Directors created by the Board of Directors on November 30, 1995.

       10pp Employee Investment Plan of Levi Strauss Associates Inc. as Amended and Restated Effective November 27, 1989, with main text reflecting certain changes as of September 1, 1994.

       10qq Amendments dated December 7, 1995 and December 21, 1995 to the Employee Investment Plan of Levi Strauss Associates Inc.

       10rr Levi Strauss Associates Inc. Employee Long-Term Investment and Savings Plan as Amended and Restated Effective November 27, 1989, with main text reflecting changes as of April 1, 1995.

       10ss Amendments dated December 7, 1995 and December 21, 1995 to the Levi Strauss Associates Inc. Employee Long-Term Investment and Savings Plan.

       10tt Amendment dated November 22, 1995 to the Levi Strauss Associates Inc. Retirement Plan for Over-the-Road Truck Drivers and Dispatchers.

       10uu Amendment dated November 22, 1995 to the Revised Home Office Pension Plan of Levi Strauss Associates Inc.

       10vv Amendments dated January 10 and November 22, 1995 to the Levi Strauss Associates Inc. Revised Employee Retirement Plan.

       10ww * Amendment dated December 7, 1995 to the Employee Stock Purchase and Stock Award Plan of Levi Strauss Associates Inc.

       10xx * Amendment dated November 6, 1995 to the Levi Strauss Associates Inc. Excess Benefit Restoration Plan and the Levi Strauss Associates Inc. Supplemental Benefit Restoration Plan.

       10yy * Amendment dated November 6, 1995 to the Levi Strauss Associates Inc. Deferred Compensation Plan for Executives.

       10zz * Amendment dated November 6, 1995 to the Levi Strauss Associates Inc. Long-Term Performance Plan for Executives.

       10aaa * Amendment dated November 6, 1995 to the Levi Strauss Associates
               Inc. 1992 Executive Stock Appreciation Rights Plan.

       21      Subsidiaries of Levi Strauss Associates Inc.

       23      Consent of Independent Public Accountants.

       27      Financial Data Schedules.

--------------------
       * Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(b)  Reports on Form 8-K
     There were no Reports on Form 8-K filed with the Commission during the fourth quarter of 1995.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 8, 1996.

                                      LEVI STRAUSS ASSOCIATES INC.

                                      By            Robert D. Haas
                                        --------------------------------------
                                                    Robert D. Haas
                                        Chairman of the Board of Directors and
                                               Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 8, 1996.

               Signature                         Title
               ---------                         -----



                                         Director,
        Peter E. Haas, Sr.               Chairman of the Executive Committee
-------------------------------------
       (Peter E. Haas, Sr.)



                                         Director,
                                         Chairman of the Board of Directors and
          Robert D. Haas                 Chief Executive Officer
-------------------------------------
         (Robert D. Haas)



       Angela G. Blackwell               Director
-------------------------------------
      (Angela G. Blackwell)



        Tully M. Friedman                Director
-------------------------------------
       (Tully M. Friedman)

               Signature                         Title
               ---------                         -----



         James C. Gaither                Director
-------------------------------------
        (James C. Gaither)



         Rhoda H. Goldman                Director
-------------------------------------
        (Rhoda H. Goldman)



         Peter E. Haas, Jr.              Director
-------------------------------------
        (Peter E. Haas, Jr.)



           Walter J. Haas                Director
-------------------------------------
          (Walter J. Haas)



         F. Warren Hellman               Director
-------------------------------------
        (F. Warren Hellman)



         Patricia S. Pineda              Director
-------------------------------------
        (Patricia S. Pineda)

               Signature                         Title
               ---------                         -----



          James M. Koshland              Director
-------------------------------------
         (James M. Koshland)



                                          Director,
           Thomas W. Tusher               President and Chief Operating Officer
-------------------------------------
          (Thomas W. Tusher)



                                          Senior Vice President and
            George B. James               Chief Financial Officer
-------------------------------------
           (George B. James)



                                          Vice President, Controller and
           Richard D. Murphy              Chief Accounting Officer
-------------------------------------
          (Richard D. Murphy)

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

Directors
Angela Glover Blackwell -- Vice President, Rockefeller Foundation/(1)//(3)/ Tully M. Friedman -- General Partner, Hellman & Friedman/(1)//(3)/
James C. Gaither -- Partner, Cooley, Godward, Castro,
Huddleson & Tatum/(2)//(3)/
Rhoda H. Goldman/(2)//(3)/
Peter E. Haas, Sr./(3)/
Peter E. Haas, Jr./(1)//(3)/
Robert D. Haas/(3)/
Walter J. Haas /(1)//(3)//
F. Warren Hellman -- General Partner, Hellman & Friedman/(1)//(2)/
James M. Koshland -- Partner, Gray Cary Ware & Freidenrich/(2)//(3)/ Patricia Salas Pineda -- General Counsel, New United Motor Manufacturing, Inc./(1)//(2)/
Thomas W. Tusher/(3)/

/(1)/ Member, Audit Committee
/(2)/ Member, Personnel Committee
/(3)/ Member, Corporate Ethics and Social Responsibility Committee

Executive Offices
Levi's Plaza
1155 Battery Street
San Francisco, California 94111
(415) 544-6000

Questions and communications regarding employee investments should be sent to the Director of Employee Benefits at the above address.

Independent Public Accountants
Arthur Andersen LLP