Form 10-Q
period 1996-02-25
STRAUSS LEVI ASSOCIATES INC
filed 1996-04-10
CIK 778977

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


   [X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended FEBRUARY 25, 1996



                        Commission file number: 33-762

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

                     YES   X                     NO_______
                        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        OUTSTANDING AT
     CLASS OF COMMON STOCK                              APRIL 8, 1996
     ---------------------                              -------------
     Class E Common, $.10 par value                       1,489,159 shares
     Class L Common, $.10 par value                      51,351,158 shares

                         LEVI STRAUSS ASSOCIATES INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income.................................   3
         Consolidated Balance Sheets.......................................   4
         Consolidated Statements of Cash Flows.............................   6
         Notes to Consolidated Financial Statements........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   9


                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............  12
Item 6.  Exhibits and Reports on Form 8-K..................................  12


SIGNATURE..................................................................  13










________________________________________________________________________________
All percentage changes in this report are based on unrounded amounts.

PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  FINANCIAL STATEMENTS



                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                              THREE MONTHS ENDED   THREE MONTHS ENDED
                                                               FEBRUARY 25, 1996   FEBRUARY 26, 1995
                                                               -----------------   -----------------
Net sales                                                         $ 1,581,267         $ 1,505,211

Cost of goods sold                                                    911,931             906,634
                                                                  -----------         -----------

  Gross profit                                                        669,336             598,577

Marketing, general and administrative expenses                        429,039             372,348

Other operating (income), net                                          (6,711)             (4,649)
                                                                  -----------         -----------

  Operating income                                                    247,008             230,878

Interest expense                                                        2,959               3,608

Other (income) expense, net                                           (13,104)                638
                                                                  -----------         -----------

  Income before taxes                                                 257,153             226,632

Provision for taxes                                                   100,290              88,386
                                                                  -----------         -----------

  Net income                                                      $   156,863         $   138,246
                                                                  ===========         ===========



Net income per common share                                       $      2.97         $      2.62
                                                                  ===========         ===========


Average common shares outstanding                                  52,841,537          52,672,467
                                                                  ===========         ===========


                            See accompanying notes.

                                                                     Page 1 of 2
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                 FEBRUARY 25,           NOVEMBER 26,
                                                                                     1996                   1995
                                                                                 -------------          ------------
                                                                                  (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                      $ 1,253,152            $ 1,088,032
   Trade receivables, net of allowance for doubtful accounts of $36,323
       in 1996 and $34,939 in 1995                                                    829,304                969,849
   Inventories:
       Raw materials                                                                  145,519                127,010
       Work-in-process                                                                128,171                143,301
       Finished goods                                                                 695,115                608,772
                                                                                  -----------            -----------
         Total inventories                                                            968,805                879,083
   Deferred tax assets                                                                 59,852                 16,821
   Other current assets                                                               130,462                117,387
                                                                                  -----------            -----------
           Total current assets                                                     3,241,575              3,071,172

   Property, plant and equipment, net of accumulated depreciation of
       $541,687 in 1996 and $525,037 in 1995                                          931,084                906,755
   Goodwill and other intangibles, net of accumulated amortization of
       $181,195 in 1996 and $191,361 in 1995                                          333,226                336,356
   Noncurrent deferred tax assets                                                     288,731                337,146
   Other assets                                                                        48,737                 57,728
                                                                                  -----------            -----------
                                                                                  $ 4,843,353            $ 4,709,157
                                                                                  ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt and capital lease obligations             $     6,667            $       389
   Short-term borrowings                                                               23,825                 21,302
   Accounts payable                                                                   247,952                346,594
   Accrued liabilities                                                                391,842                361,563
   Salaries, wages and employee benefits                                              259,418                293,606
   Taxes payable                                                                      425,494                374,082
                                                                                  -----------            -----------
           Total current liabilities                                                1,355,198              1,397,536

Long-term debt and capital lease obligations, less current maturities                  10,595                 16,366
Long-term employee related benefits                                                   348,188                317,242
Postretirement medical benefits                                                       458,438                448,084
Long-term tax liability                                                               134,470                134,470
Minority interest                                                                      30,729                 33,557


                            See accompanying notes.

                                                                     Page 2 of 2
                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                          FEBRUARY 25,             NOVEMBER 26,
                                                                              1996                     1995
                                                                          -------------            -------------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock - Employee Stock Purchase and Award Plan and
       Management Liquidity Program:
   Class E common stock - $.10 par value; issued: 1996 -
       543,140 shares; 1995 - 543,140 shares (Redemption value
       $102,653)                                                                    54                       54
   Class L common stock - $.10 par value; issued:  1996 -
       571,688 shares; 1995 - 571,688 shares (Redemption value
       $183,130)                                                                    57                       57
   Additional paid-in capital, common                                          246,498                  246,498
                                                                           -----------              -----------
            Total common stock - Employee Stock Purchase and
                Award Plan and Management Liquidity Program                    246,609                  246,609
                                                                           -----------              -----------

Stockholders' Equity:
   Class E common stock - $.10 par value; authorized
       100,000,000 shares; issued and outstanding: 1996 -
       953,058 shares; 1995 - 953,058 shares                                        95                       95
   Class L common stock - $.10 par value; authorized
       170,000,000 shares; issued: 1996 - 51,184,220 shares;
       1995 -51,184,220 shares                                                   5,118                    5,118
   Additional paid-in capital, common                                          188,365                  188,933
   Retained earnings                                                         2,010,844                1,853,982
   Translation adjustment                                                       70,797                   82,940
   Treasury stock, at cost - Class E: 1996 - 7,039 shares; 1995 -
       5,014 shares; Class L: 1996 - 404,750 shares; 1995 -
       404,750 shares                                                          (16,093)                 (15,775)
                                                                           -----------              -----------
            Total stockholders' equity                                       2,259,126                2,115,293
                                                                           -----------              -----------
                                                                           $ 4,843,353              $ 4,709,157
                                                                           ===========              ===========



                            See accompanying notes.

                 LEVI STRAUSS ASSOCIATES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                              THREE MONTHS ENDED   THREE MONTHS ENDED
                                                               FEBRUARY 25, 1996    FEBRUARY 26, 1995
                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by operating activities                   $     222,944        $     309,856

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           (56,259)             (67,951)
  Investment in joint venture                                              112               (5,026)
  Other, net                                                               504                  446
                                                                 -------------        -------------
     Net cash used for investing activities                            (55,643)             (72,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in short-term borrowings                                  2,456                3,798
  Repayments of long-term debt                                              --              (20,725)
  Purchase of management Class L common stock                               --               (9,493)
  Proceeds from sale of common stock to employee plans                      --                7,283
  Other, net                                                              (288)                (169)
                                                                 -------------        -------------
     Net cash provided by (used for) financing activities                2,168              (19,306)
Effect of exchange rate changes on cash                                 (4,349)                (287)
                                                                 -------------        -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              165,120              217,732
Beginning cash and cash equivalents                                  1,088,032              813,320
                                                                 -------------        -------------
ENDING CASH AND CASH EQUIVALENTS                                 $   1,253,152        $   1,031,052
                                                                 =============        =============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for
  Interest                                                       $       2,255        $       6,080
  Income taxes                                                          44,329               60,121






                            See accompanying notes.

                         LEVI STRAUSS ASSOCIATES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements at February 25, 1996 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The statements omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the fiscal year ended November 26, 1995. The Company believes that along with the following information, the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three months ended February 25, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending November 24, 1996. The consolidated financial statements do not give effect to the Merger described at Note 3.

2.   Commitments and Contingencies

     The Company enters into foreign currency forward and option contracts primarily to manage foreign currency exposures. At February 25, 1996, the Company has U.S. dollar forward currency contracts to sell the aggregate equivalent of $350.5 million and to buy the aggregate equivalent of $252.0 million of various foreign currencies. These contracts hedge currency exposures resulting from sourcing operations, net investment positions and intercompany royalties. The Company also has Belgian franc, German mark and Netherlands guilder forward currency contracts to sell the aggregate equivalent of $568.4 million of various European currencies in order to hedge currency exposures resulting from intercompany receivables and payables.

     Additionally at February 25, 1996, the Company has option contracts to sell the aggregate equivalent of $258.0 million of various foreign currencies.

     These contracts are at various exchange rates and expire at various dates through 1997.

     The Company evaluates environmental liabilities on an ongoing basis and, based on currently available information, does not consider any environmental exposures to be material. Additionally, the Company does not consider any pending legal proceedings to be material.

3.   Subsequent Event - Agreement and Plan of Merger

     On February 8, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with LSAI Holding Corp. ("Holdings") and LSAI Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of Holdings. The Merger Agreement provides for the merger (the
     "Merger") of Merger Sub with and into the Company. The Company's Board of Directors and stockholders approved the Merger during February 1996. Holdings is a new entity formed by a group of Class L stockholders who will capitalize it by contributing Class L Shares.

     In the Merger, each share of the Company's Class L Common Stock (other than shares contributed to Holdings by Class L holders) and each share of the Company's Class E Common Stock will be converted into the right to receive $265 per share in cash. Based on Subscription Agreements received from Class L stockholders as of April 8, 1996, an estimated 36,947,551 shares of Class L Common Stock will be contributed to Holdings and 14,808,357 shares of Class L Common Stock, together with all outstanding shares of Class E Common Stock, will be converted into the right to receive cash in the Merger. Assuming no changes in the estimates as of April 8, 1996, the transaction will result in a decrease in cash and cash equivalents of approximately $1.0 billion, an increase in debt of approximately $3.4 billion, a decrease in ESAP and Management Liquidity Program Common Stock of approximately $.2 billion and a decrease in stockholders' equity of approximately $4.1 billion.

     The Merger is expected to become effective on April 17, 1996.

     Stockholders may elect to pursue dissenters' appraisal rights under Delaware law rather than accept the $265 Merger price; one group of Class L stockholders, the Goldman family, has indicated to the Company that they presently intend to exercise dissenters' rights with respect to certain of their shares. The Goldman family holds approximately 12% of the Company's total outstanding shares.

4.   Financing of the Merger

     Holdings expects to obtain a portion of the funds required to finance the Merger through a credit agreement with a group of lending institutions. Holdings expects that the borrowing facility will take the form of a five-year revolving credit facility to which Holdings, the Company and LS&CO. will be parties. Borrowings under the primary credit agreement are expected to bear interest, at either the lender banks' base rate, the LIBOR rate plus an incremental percentage or a bid rate, at the Company's option. Amounts owed under the bank facility are expected to be repaid with cash generated from operations. The credit facility will include standard financial covenants measured on a consolidated basis and in accordance with generally accepted accounting principles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

SUMMARY

Record results were achieved for the first quarter of 1996. Net sales rose to $1.6 billion driven by increased volume in the Levi's(R) brand in North America and Europe. Improvement was seen in gross margins for the 1996 first quarter when compared to the same period of 1995 due to changes in the mix of products sold and lower sourcing costs in certain markets. Offsetting these gains were higher marketing, general and administrative expenses, which increased to 27% of net sales for the first quarter of 1996 from 25% for the first quarter of 1995. This increase was primarily due to aggressive advertising campaigns and expenses related to upgrades of the Company's information resources infrastructure. First quarter 1996 net income was positively affected by gains on foreign currency contracts; losses were recognized on these contracts during the first quarter of 1995.

Results for fiscal year 1996 in the U.S. are expected to reflect continued volume gains in Levi's(R) products, with increased demand for men's, women's and youth products. Despite continued strength of the Dockers(R) brand at retail, fiscal 1996 sales of Dockers(R) brand products in the U.S. are anticipated to be slightly lower than 1995 sales due to the difficult retail environment confronted at the beginning of fiscal 1996. Outside of the U.S., further growth in sales of Levi's(R) products is expected in Europe while economic conditions are expected to remain challenging in Latin America and Asia Pacific. The Company plans to continue expansion of the Dockers(R) brand in Europe and Asia Pacific and anticipates strong performance for Levi's(R) products in certain of its recently established businesses in new markets outside of the U.S.

NET SALES

Net sales for the first quarter of fiscal year 1996 reached a record level of $1.6 billion, 5% higher than the same period of 1995, due primarily to strong demand for Levi's(R) brand products in North America and Europe.

In the U.S., net sales of $894.7 million were 4% greater than the first quarter of 1995 driven by the strong demand for Levi's(R) products in all market segments, specifically, men's, women's and youth. Levi's(R) brand sales volume increased 13% from the same period of 1995, although sales of Levi's(R) for women did not increase at the rate anticipated by management. Sales of Levi's(R) for women, although increasing 18% from a year ago, did not reach management expectations due to the general slowdown of the retail environment. Although first quarter sales of women's Dockers(R) products rose 27%, total sales of Dockers(R) products for the first quarter of 1996 decreased from the same prior year period. The core products in the Dockers(R) brand performed well, however, a difficult retail environment combined with slower-than-anticipated acceptance of flat fronts, Authentics(TM) and tops led to the decreased first quarter 1996 volume. An aggressive marketing campaign which is focused on "khakiware" and the casualization of the workplace is expected to promote stronger demand for the Dockers(R) line of products. The SLATES(TM) brand, introduced late in 1995, has received positive reaction from retailers and shipment of product is planned to begin in July 1996.

Sales outside of the U.S. were $686.5 million for the first quarter of 1996, 6% higher than the same 1995 period. Growth in the Europe division, primarily Germany, France and the United Kingdom, led sales outside of the U.S. and increased 11% from the 1995 first quarter. Sales in the Asia Pacific division fell 6% reflecting the continued negative impact of difficult economic conditions and low consumer confidence, primarily in Japan. In Latin America, sales for the first quarter fell from prior year levels due to a soft market for retail apparel in Brazil.

COST OF GOODS SOLD AND GROSS MARGIN

For the first quarter of 1996, cost of goods sold was 58% of net sales as compared to 60% for the same period of 1995. This 2% improvement in gross margin was primarily due to sales mix. U.S. sales for the first quarter of 1996 were comprised of a greater proportion of Levi's(R) brand sales which generally have higher margins. Further, sales outside the U.S. were comprised of a higher proportion of sales from the Europe division which enjoy higher gross margins as a result of higher average selling prices and cost effective sourcing, primarily due to increased sourcing in Eastern Europe. For the quarter ended February 25, 1996, the businesses outside of the U.S. contributed 43% to the Company's net sales while contributing 62% to consolidated earnings before corporate expenses and interest.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Marketing, general and administrative expenses increased to 27% of net sales for the first quarter of 1996 from 25% for the comparable 1995 period. Administrative and related costs increased 6% from the prior year mostly due to operations outside of the U.S. Implementation of the customer service initiatives outside of the U.S. did not begin until the first quarter of 1996; accordingly, the costs related to these initiatives for the three months ended February 25, 1996 led to an increase over the prior year. Although comprising a smaller portion of marketing, general and administrative expenses, costs related to information resources increased 31% from the 1995 first quarter. This increase is attributable to expenses related to the continued expansion of the Company's information systems infrastructure, primarily in the U.S.

Advertising costs increased as a percentage of sales when compared to the first quarter of 1995. The Dockers(R) brand made significant investments during the first quarter of 1996 in a new advertising and promotional campaign, "The Mission", which is designed to leverage the growing casual businesswear opportunity. "The Mission" was launched in the U.S. and in Europe in late March 1996. Additionally in Europe, the Levi's(R) brand introduced two new commercials which promote the 1995 launch of the Global Fit 501(R) jean for women.

OTHER OPERATING (INCOME), NET

Increasing 44% from the prior year level, other operating income, net was predominantly comprised of licensee income which, net of expenses, increased 11% when compared to the 1995 first quarter. Adding to the 1996 increase in other operating income, net, were start up costs recognized in the first quarter of 1995 associated with Company-owned and operated retail stores in the U.S. and new businesses outside of the U.S. Start up costs are expected to increase significantly during the remainder of 1996 as up to 37 new retail stores are planned to be opened.

INTEREST EXPENSE

For the first quarter of 1996, interest expense, which was less than 1% of net sales, decreased 18% from the same period of the prior year due to a decrease in the average debt outstanding. The average interest rate for long-term and short-term borrowings outstanding during the first quarter of 1996 was 19% compared to 20% for the first quarter of 1995. Interest expense levels were largely affected by the high interest rates in Eastern Europe and Latin America, where a relatively large proportion of debt is held.

Beginning in the second quarter of 1996, interest expense is expected to increase significantly as a result of the borrowings related to the Merger. (SEE
NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

OTHER (INCOME) EXPENSE, NET

Other income, net for the first quarter of 1996 increased $13.7 million when compared to the same 1995 period. The increase is largely the result of losses on foreign currency transactions recognized during the first quarter of 1995, partially offset by higher 1996 costs related to hedging transactions. In addition, interest income was slightly higher during the first quarter of 1996 due to higher levels of cash and cash equivalents.

PROVISION FOR TAXES

The increase in the first quarter 1996 provision for taxes compared to 1995 was due to higher first quarter 1996 earnings. The effective tax rate for the first quarter of 1996 remained consistent with the prior year at 39%.

An agreement in principle has been reached with the Internal Revenue Service on the examination of the U.S. consolidated income tax returns of the Company for 1983 through 1985. A settlement is expected in the second quarter of 1996 and would result in an approximate $65 million one-time reversal of prior years' accruals of Federal and state taxes and interest related to the 1983 through 1985 examination. Accordingly, the 1996 effective tax rate would decrease to approximately 30%.

FINANCIAL CONDITION AND LIQUIDITY
- --------------------------------------------------------------------------------

As of the end of the first quarter of 1996, the Company's financial position with respect to cash and cash equivalents increased $165 million, or 15%, from the end of fiscal year 1995 primarily due to cash provided by operations. The increase in cash and cash equivalents was the primary reason for the $212.7 million increase in working capital during the quarter. Cash was used during the first quarter primarily for expenditures related to the Company's customer service initiatives; remaining cash balances were invested in money market interest-bearing investments maturing within three months. The Company anticipates utilizing a majority of its cash and cash equivalents during the second quarter of 1996 to fund the Merger. (SEE NOTE 3 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

Trade receivables decreased 15% from the end of fiscal year 1995 due to higher sales during the fourth quarter of 1995, as is typical in the retail industry. Inventories increased by approximately 10% during the first quarter of 1996 primarily due to a slower-than-anticipated Holiday season and sales expectations for the first quarter of 1996. For the second quarter of 1996, adjustments to production are scheduled to bring inventories in line with projected demand.

The quarter end balance of accounts payable decreased 28% from the 1995 year end balance due to higher year end purchases of materials related to the build up of inventory for anticipated sales. The current portion of salaries, wages and employee benefits accrued also decreased from the 1995 year end balance due to first quarter payouts related to the Company's new performance and pay program, Partners in Performance.

Purchases of property, plant and equipment were lower for the first quarter of 1996 than for the first quarter of 1995 mostly due to the re-evaluation of the Company's customer service initiatives. In an effort to reduce the costs and business disruption risks of these initiatives, management concluded that the initiatives should be implemented over a longer timeframe than originally planned. For fiscal year 1996, the Company has authorized capital expenditures related to the customer service initiatives inside the U.S. of approximately $102.8 million and outside the U.S. of approximately $18.0 million. Capital expenditures related to ongoing operations are authorized at approximately $354.5 million. Total spending on capital projects is expected to be $325.0 million in 1996.

SUBSEQUENT EVENTS
- --------------------------------------------------------------------------------

The Merger contemplated by the Agreement and Plan of Merger which was approved by the Board of Directors of the Company during the first quarter of 1996 is expected to become effective April 17, 1996. SEE NOTES 3 AND 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR FURTHER DISCUSSION.



PART II.  OTHER INFORMATION
- ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended February 25, 1996, stockholders holding in the aggregate 60.6% of the outstanding shares of Class L Common Stock acted by written consent in lieu of a meeting of stockholders and voted to approve the Agreement and Plan of Merger. (SEE NOTE 3 TO CONSOLIDATED FINANCIAL STATEMENTS.) As this approval was more than is required by Delaware law, no additional stockholder votes were solicited. Information regarding this matter is included in the Company's Rule 13-E Transaction Statement on Schedule 13E-3, filed with the Securities and Exchange Commission on February 14, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Commission during the quarter ended February 25, 1996.

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



                                                    LEVI STRAUSS ASSOCIATES INC.
                                                    ----------------------------
                                                            (Registrant)


Date:  April 10, 1996
                                                    By     Richard D. Murphy
                                                      --------------------------
                                                          (Richard D. Murphy)
                                                          Vice President and
                                                         Corporate Controller

                                                       Signing on behalf of the
                                                       registrant and as chief
                                                          accounting officer